Form 10KSB/A
period 2002-06-30
NORTH COAST PARTNERS INC
filed 2004-07-02
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the  transition  period  from  _____ to _____

                           NORTH COAST PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                      9995               33-0619528
               --------                      ----               ----------
    (State or other jurisdiction of   (Primary Standard       (I.R.S. Employer
    incorporation or organization)        Industrial         Identification No.)
                                     Classification Code)

                  24351 Pasto Road, #B, Dana Point, California
                92629 (Address and telephone number of principal
                               executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
         Title of Class                 Name of Exchange on Which Registered
         --------------                 ------------------------------------
         Common Stock                   None


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 2002 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was not determinable since the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

Common Stock, $.001 Par Value - 1,000,000 shares

Documents Incorporated by reference.  None

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

     This amendment to Form 10-KSB is filed amend Item 7 and 13 to include financial statement audited by independent public accountants.

                                    PART III

Item 7.           Financial Statements

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-8.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Certificate of Incorporation(1)
3.2      Bylaws(1)
10.1     1994 Stock Option Plan (1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)      Previously filed with the Commission on Form 10-SB filed on February 8,
         2000.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH COAST PARTNERS, Inc.,
                                  a Delaware Corporation


Dated: ______                     ______________________________________________
                                  Wong Peck Ling,
                                  President and Chief Financial Officer
                                  (Principal Executive, Financial and Accounting
                                  Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: ______                    ______________________________________________
                                 Wong Peck Ling,
                                 President, Chief Financial Officer and Director
                                 (Principal Executive, Financial and Accounting
                                 Officer)

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                          PAGE

--     Independent Auditors' Report                                         1


--     Balance Sheet, June 30, 2002                                         2


--     Statements of Operations, for the years ended June 30,
        2002 and 2001 and for the period from inception on
        April 20, 1994 through June 30, 2002                                3


--     Statement of Stockholders' Equity (Deficit),
        from inception on April 20, 1994 through
        June 30, 2002                                                       4


--     Statements of Cash Flows, for the years ended June 30,
        2002 and 2001 and for the period from inception on
        April 20, 1994 through June 30, 2002                                5


--     Notes to Financial Statements                                       6 - 8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
NORTH COAST PARTNERS, INC.
North Vancouver, Canada

We have audited the accompanying balance sheet of North Coast Partners, Inc. [a development stage company] as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on April 20, 1994 through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North Coast Partners, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $2,784. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. [a development stage company] as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from inception on April 20, 1994 through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 25, 2004

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                  June 30,
                                                                    2002
                                                                -----------
CURRENT ASSETS                                                  $        -
                                                                -----------
               Total Current Assets                                      -
                                                                -----------

                                                                $        -
                                                                -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                           $      530
     Accounts payable - related party                                3,566
                                                                -----------
               Total Current Liabilities                             4,096
                                                                -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                  -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                   1,000
     Capital in excess of par value                                     15
     Deficit accumulated during the
       development stage                                            (5,111)
                                                                -----------
               Total Stockholders' Equity (Deficit)                 (4,096)
                                                                -----------

                                                                $        -
                                                                ===========






The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------     ------------
REVENUE                                                                 $         -      $         -      $         -

EXPENSES:
     General and administrative                                               1,380              947            5,111
                                                                        ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                                                     (1,380)            (947)          (5,111)

CURRENT TAX EXPENSE                                                               -                -                -

DEFERRED TAX EXPENSE                                                              -                -                -
                                                                        ------------     ------------      ------------

NET LOSS                                                                $    (1,380)     $      (947)      $   (5,111)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                   $      (.00)     $      (.00)      $     (.01)
                                                                        ------------     ------------      ------------


















The accompanying notes are an integral part of these financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2002


                                                                                                               Deficit
                                                                                                             Accumulated
                                                   Preferred Stock          Common Stock       Capital in    During the
                                                   __________________      __________________   Excess of    Development
                                                  Shares      Amount      Shares      Amount     Par Value       Stage
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, April 20, 1994                                  -    $     -            -    $     -    $       -    $       -

Issuance of 1,000,000 shares of common
  stock for cash of $1,015, or $.001 per share,
  April 20, 1994                                         -          -    1,000,000      1,000           15            -

Net loss for the period ended June 30, 1994              -          -            -          -            -          (42)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1994                                   -          -    1,000,000      1,000           15          (42)

Net loss for the year ended June 30, 1995                -          -            -          -            -         (338)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1995                                   -          -    1,000,000      1,000           15         (380)

Net loss for the year ended June 30, 1996                -          -            -          -            -         (320)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1996                                   -          -    1,000,000      1,000           15         (700)

Net loss for the year ended June 30, 1997                -          -            -          -            -         (314)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1997                                   -          -    1,000,000      1,000           15       (1,014)

Net loss for the year ended June 30, 1998                -          -            -          -            -         (312)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1998                                   -          -    1,000,000      1,000           15       (1,326)

Net loss for the year ended June 30, 1999                -          -            -          -            -         (790)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1999                                   -          -    1,000,000      1,000           15       (2,116)

Net loss for the year ended June 30, 2000                -          -            -          -            -         (668)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2000                                   -          -    1,000,000      1,000           15       (2,784)

Net loss for the year ended June 30, 2001                -          -            -          -            -         (947)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2001                                   -          -    1,000,000      1,000           15       (3,731)

Net loss for the year ended June 30, 2002                -          -            -          -            -       (1,380)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2002                                   -    $     -    1,000,000    $ 1,000    $      15    $  (5,111)
                                                 ---------    -------    ---------    -------    ---------    ---------




The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                             $    (1,380)     $      (947)      $    (5,111)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                 -                -             1,015
     Changes in assets and liabilities:
       Increase in accounts payable                                             422                -               530
       Increase in accounts payable - related party                             958              947             3,566
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                          -                -                 -
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                 -                -            (1,015)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                            -                -            (1,015)
                                                                        ------------     ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                             -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                          -                -             1,015
                                                                        ------------     ------------      ------------

Net Increase (Decrease) in Cash                                                   -                -                 -

Cash at Beginning of Period                                                       -                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                   $         -      $         -       $         -
                                                                        ------------     ------------      ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                           $         -      $         -       $         -
     Income taxes                                                       $         -      $         -       $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the year ended June 30, 2002:
     None

   For the year ended June 30, 2001:
     None
The accompanying notes are an integral part of these financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - North Coast Partners, Inc. ("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $5,100 which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,750 and $1,250 as of June 30, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 during the year ended June 30, 2002.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                          2002              2001             2002
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                    $    (1,380)     $      (947)      $    (5,111)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                    1,000,000        1,000,000         1,000,000
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

     In January 2004, the majority shareholder and sole officer/director of the Company sold his shares to a third party, he resigned as an officer/director and a new officer/director was appointed, resulting in a change in control of the Company. In connection therewith, the former shareholder and officer/director forgave $4,371 which was owed to him by the Company at that time.