Form 10QSB/A
period 2003-03-31
NORTH COAST PARTNERS INC
filed 2004-07-02
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A-1
(Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended March 31, 2003

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

                  24351 Pasto Road, #B, Dana Point, California
                  --------------------------------------------
                92629 (Address and telephone number of principal
                               executive offices)

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

Number of shares of common stock outstanding as of March 31, 2003: 1,000,000.

Transitional Small Business Format     Yes  [ ]         No   [X]

     This amendment to Form 10-QSB/A-1 is filed to amend Item 1 and Item 6 to include financial statements reviewed by independent public accountants.

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

(b)  Report on Form 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH COAST PARTNERS, Inc.,
                                  a Delaware Corporation


Dated: ______                     _________________________
                                  Wong Peck Ling,
                                  President and Chief Financial Officer
                                  (Principal Executive, Financial and Accounting
                                  Officer)

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                           PAGE


--        Unaudited Condensed Balance Sheets, March 31,
            2003 and June 30, 2002                                           2


--        Unaudited Condensed Statements of Operations, for the
            three and nine months ended March 31, 2003 and 2002 and
            for the period from inception on
            April 20, 1994 through March 31, 2003                            3


--        Unaudited Condensed Statements of Cash Flows, for the
            nine months ended March 31, 2003 and 2002 and for the
            period from inception on April 20, 1994
            through March 31, 2003                                           4


--        Notes to Unaudited Condensed Financial Statements                5 - 8

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                                   March 31,             June 30,
                                                                                     2003                  2002
                                                                                  -----------           -----------
CURRENT ASSETS                                                                    $        -            $        -
                                                                                  -----------           -----------
               Total Current Assets                                                        -                     -
                                                                                  -----------           -----------

                                                                                  $        -            $        -
                                                                                  -----------           -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                             $      644            $      530
     Accounts payable - related party                                                  3,566                 3,566
                                                                                  -----------           -----------
               Total Current Liabilities                                               4,210                 4,096
                                                                                  -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                    -                     -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                                     1,000                 1,000
     Capital in excess of par value                                                       15                    15
     Deficit accumulated during the
       development stage                                                              (5,225)               (5,111)
                                                                                  -----------           -----------
               Total Stockholders' Equity (Deficit)                                   (4,210)               (4,096)
                                                                                  -----------           -----------

                                                                                  $        -            $        -
                                                                                  -----------           -----------






The accompanying notes are an integral part of these unaudited condensed financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                  For the Three                  For the Nine           From Inception
                                                  Months Ended                   Months Ended            on April 20,
                                                    March 31,                      March 31,             1994 Through
                                             __________________________     _________________________      March 31,
                                               2003           2002            2003           2002            2003
                                             ----------      ----------     ----------     ----------   --------------
REVENUE                                      $       -       $       -      $       -      $       -    $           -

EXPENSES:
     General and administrative                     64             240            114          1,190            5,225
                                             ----------      ----------     ----------     ----------      ------------

LOSS BEFORE INCOME
  TAXES                                            (64)           (240)          (114)        (1,190)          (5,225)

CURRENT TAX EXPENSE                                  -               -              -              -                -

DEFERRED TAX EXPENSE                                 -               -              -              -                -
                                             ----------      ----------     ----------     ----------      ------------

NET LOSS                                     $     (64)      $    (240)     $    (114)     $  (1,190)      $   (5,225)
                                             ----------      ----------     ----------     ----------      ------------

LOSS PER COMMON SHARE                        $    (.00)      $    (.00)     $    (.00)     $    (.00)      $     (.01)
                                             ----------      ----------     ----------     ----------      ------------



















The accompanying notes are an integral part of these unaudited condensed financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine           From Inception
                                                                                 Months Ended            on April 20,
                                                                                   March 31,             1994 Through
                                                                            _________________________      March 31,
                                                                               2003           2002            2003
                                                                            ----------     ----------      ------------
Cash Flows from Operating Activities:
   Net loss                                                                 $    (114)     $  (1,190)      $    (5,225)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                   -              -             1,015
     Changes in assets and liabilities:
       Increase in accounts payable                                               114            232               644
       Increase in accounts payable - related party                                 -            958             3,566
                                                                            ----------     ----------      ------------
               Net Cash Provided by Operating Activities                            -              -                 -
                                                                            ----------     ----------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                   -              -            (1,015)
                                                                            ----------     ----------      ------------
               Net Cash (Used) by Investing Activities                              -              -            (1,015)
                                                                            ----------     ----------      ------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                               -              -             1,015
                                                                            ----------     ----------      ------------
               Net Cash Provided by Financing Activities                            -              -             1,015
                                                                            ----------     ----------      ------------

Net Increase (Decrease) in Cash                                                     -              -                 -

Cash at Beginning of Period                                                         -              -                 -
                                                                            ----------     ----------      ------------

Cash at End of Period                                                       $       -      $       -       $         -
                                                                            ----------     ----------      ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                               $       -      $       -       $         -
     Income taxes                                                           $       -      $       -       $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the nine months ended March 31, 2003:
     None

   For the nine months ended March 31, 2002:
     None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and June 30, 2002.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of March 31, 2003, no options have been granted.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $5,200 which may be applied against future taxable income and which expire in various years through 2023. Due to substantial changes in the Company's ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,800 and $1,750 as of March 31, 2003 and June 30, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $50 during the nine months ended March 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the nine months ended March 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Accounts Payable - Related Party - During the nine months ended March 31, 2003 and 2002, a former officer/shareholder of the Company directly paid expenses totaling $0 and $958 on behalf of the Company. At March 31, 2003, the Company owed the shareholder $3,566. No interest is being accrued on the payable.

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

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                  For the Three                  For the Nine           From Inception
                                                  Months Ended                   Months Ended            on April 20,
                                                    March 31,                      March 31,             1994 Through
                                             __________________________     ________________________      March 31,
                                                2003           2002            2003           2002           2003
                                             ----------      ----------     ----------     ----------   --------------
       Loss from continuing operations
       available to common
       shareholders (numerator)              $     (64)      $    (240)     $    (114)     $  (1,190)      $    (5,225)
                                             ----------      ----------     ----------     ----------      ------------
       Weighted average number of
       common shares outstanding
       used in loss per share for the
       period (denominator)                  1,000,000       1,000,000      1,000,000      1,000,000         1,000,000
                                             ----------      ----------     ----------     ----------      ------------

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