Form 10KSB/A
period 2003-06-30
NORTH COAST PARTNERS INC
filed 2004-07-02
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2003

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
         Common Stock                  None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 2003 were $0.

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

                                  NORTH COAST PARTNERS, Inc.,
                                  a Delaware Corporation


Dated: July 1, 2004               /s/ Wong Peck Ling
                                  ----------------------------------------------
                                  Wong Peck Ling,
                                  President and Chief Financial Officer
                                  (Principal Executive, Financial and Accounting
                                  Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: July 1, 2004              /s/ Wong Peck Ling
                                 -----------------------------------------------
                                 Wong Peck Ling,
                                 President, Chief Financial Officer and Director
                                 (Principal Executive, Financial and Accounting
                                 Officer)

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                          PAGE
                                                                          ----

--     Independent Auditors' Report                                         1


--     Balance Sheet, June 30, 2003                                         2


--     Statements of Operations, for the years ended June 30,
         2003 and 2002 and for the period from inception on
         April 20, 1994 through June 30, 2003                               3


--     Statement of Stockholders' Equity (Deficit),
         from inception on April 20, 1994 through
         June 30, 2003                                                      4


--     Statements of Cash Flows, for the years ended June 30,
         2003 and 2002 and for the period from inception on
         April 20, 1994 through June 30, 2003                               5


--     Notes to Financial Statements                                      6 - 8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
NORTH COAST PARTNERS, INC.
North Vancouver, Canada

We have audited the accompanying balance sheet of North Coast Partners, Inc. [a development stage company] as of June 30, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 and for the period from inception on April 20, 1994 through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North Coast Partners, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $2,784. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. [a development stage company] as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and for the period from inception on April 20, 1994 through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 25, 2004

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                                                        June 30,
                                                                                                          2003
                                                                                                        -----------
CURRENT ASSETS                                                                                          $        -
                                                                                                        -----------
               Total Current Assets                                                                              -
                                                                                                        -----------

                                                                                                        $        -
                                                                                                        -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                                   $      644
     Accounts payable - related party                                                                        3,566
                                                                                                        -----------
               Total Current Liabilities                                                                     4,210
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                          -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                                                           1,000
     Capital in excess of par value                                                                             15
     Deficit accumulated during the
       development stage                                                                                    (5,225)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                         (4,210)
                                                                                                        -----------

                                                                                                        $        -
                                                                                                        -----------





The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                          2003              2002             2003
                                                                        ------------     ------------   ---------------
REVENUE                                                                 $         -      $         -    $           -

EXPENSES:
     General and administrative                                                 114            1,380            5,225
                                                                        ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                                                       (114)          (1,380)          (5,225)

CURRENT TAX EXPENSE                                                               -                -                -

DEFERRED TAX EXPENSE                                                              -                -                -
                                                                        ------------     ------------      ------------

NET LOSS                                                                $      (114)     $    (1,380)      $   (5,225)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                   $      (.00)     $      (.00)      $     (.01)
                                                                        ------------     ------------      ------------




















The accompanying notes are an integral part of these financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2003

                                                                                                               Deficit
                                                                                                             Accumulated
                                                   Preferred Stock          Common Stock       Capital in    During the
                                                   __________________      __________________   Excess of    Development
                                                 Shares      Amount      Shares      Amount     Par Value       Stage
                                                 ---------   -------    ---------    -------    ---------    ---------
BALANCE, April 20, 1994                                 -    $    -             -    $    -     $      -     $      -

Issuance of 1,000,000 shares of common
  stock for cash of $1,015, or $.001 per share,
  April 20, 1994                                        -         -     1,000,000     1,000           15            -

Net loss for the period ended June 30, 1994             -         -             -         -            -          (42)
                                                 ---------    -------    ---------    ------    ---------    ---------
BALANCE, June 30, 1994                                  -         -     1,000,000     1,000           15          (42)

Net loss for the year ended June 30, 1995               -         -             -         -            -         (338)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1995                                  -         -     1,000,000     1,000           15         (380)

Net loss for the year ended June 30, 1996               -         -             -         -            -         (320)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1996                                  -         -     1,000,000     1,000           15         (700)

Net loss for the year ended June 30, 1997               -         -             -         -            -         (314)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1997                                  -         -     1,000,000     1,000           15       (1,014)

Net loss for the year ended June 30, 1998               -         -             -         -            -         (312)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1998                                  -         -     1,000,000     1,000           15       (1,326)

Net loss for the year ended June 30, 1999               -         -             -         -            -         (790)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1999                                  -         -     1,000,000     1,000           15       (2,116)

Net loss for the year ended June 30, 2000               -         -             -         -            -         (668)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2000                                  -         -     1,000,000     1,000           15       (2,784)

Net loss for the year ended June 30, 2001               -         -             -         -            -         (947)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2001                                  -         -     1,000,000     1,000           15       (3,731)

Net loss for the year ended June 30, 2002               -         -             -         -            -       (1,380)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2002                                  -         -     1,000,000     1,000           15       (5,111)

Net loss for the year ended June 30, 2002               -         -             -         -            -         (114)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2002                                  -     $   -     1,000,000     $1,000     $    15      $(5,225)
                                                 ---------    -------    ---------    -------    ---------    ---------

The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                          2003              2002             2003
                                                                        ------------     ------------   ---------------
Cash Flows from Operating Activities:
   Net loss                                                             $      (114)     $    (1,380)   $       (5,225)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                 -                -             1,015
     Changes in assets and liabilities:
       Increase in accounts payable                                             114              422               644
       Increase in accounts payable - related party                               -              958             3,566
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                          -                -                 -
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                 -                -            (1,015)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                            -                -            (1,015)
                                                                        ------------     ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                             -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                          -                -             1,015
                                                                        ------------     ------------      ------------

Net Increase (Decrease) in Cash                                                   -                -                 -

Cash at Beginning of Period                                                       -                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                   $         -      $         -       $         -
                                                                        ------------     ------------      ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                           $         -      $         -       $         -
     Income taxes                                                       $         -      $         -       $         -

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $5,200 which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,800 and $1,700 as of June 30, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $100 during the year ended June 30, 2003.

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

     Accounts Payable - Related Party - During the years ended June 30, 2003 and 2002, an officer/shareholder of the Company directly paid expenses totaling $0 and $958 on behalf of the Company. At June 30, 2003, the Company owed the shareholder $3,566. No interest is being accrued on the payable.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        _____________________________      June 30,
                                                                           2003              2002            2003
                                                                        ------------     ------------   --------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                    $      (114)     $    (1,380)   $     (5,225)
                                                                        ------------     ------------   --------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                    1,000,000        1,000,000       1,000,000
                                                                        ------------     ------------   --------------

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