Form 10KSB/A
period 2002-06-30
NORTH COAST PARTNERS INC
filed 2004-07-09
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-2
(Mark One)
         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2002

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

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

Common Stock, $.001 Par Value - 1,000,000 shares

Documents Incorporated by reference.  None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     This amendment on Form 10-KSB/A-2 is filed to include the conformed signatures on the signature page and on Exhibits 31.1, 31.2 and 32, which were inadvertently omitted in the original submission. There are no other changes to Form 10-KSB/A-1 filed on July 2, 2004.

                                    PART III

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

                                           NORTH COAST PARTNERS, Inc.,
                                           a Delaware Corporation


Dated: June 30, 2004                       /s/ Wong Peck Ling
                                           -------------------------------------
                                           Wong Peck Ling,
                                           President and Chief Financial Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: June 30, 2004                         /s/ Wong Peck Ling
                                             -----------------------------------
                                             Wong Peck Ling,
                                             President, Chief Financial Officer
                                             and Director
                                             (Principal Executive, Financial and
                                             Accounting Officer)