Form 10QSB/A
period 2003-03-31
NORTH COAST PARTNERS INC
filed 2004-07-09
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A-2
(Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended March 31, 2003

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

     This amendment on Form 10-QSB/A-2 is filed to include the conformed signatures on the signature page, which were inadvertently omitted in the original submission. There are no other changes to the Form 10-QSB/A-1 filed on July 2, 2004.


                                     PART I

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