Form 10QSB/A
period 2003-09-30
NORTH COAST PARTNERS INC
filed 2004-07-09
CIK 1092800

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

     This amendment on Form 10-QSB/A-2 is filed to include the conformed signatures on the signature page and on Exhibits 31.1, 31.2 and 32 which were inadvertently omitted in the original submission. There are no other changes to Form 10-QSB/A-1 filed on July 2, 2004.

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