Form 10KSB
period 2004-06-30
NORTH COAST PARTNERS INC
filed 2004-09-28
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2004

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
         Common Stock                   None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was not determinable because the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of August 1, 2004:

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

     The executive offices of the Company are located at 24351 Pasto Road, Suite B, Dana Point, California 92629. Its telephone number is (949) 489-2400.

Plan of Operation - General

     The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company. Although the Company's Common Stock is currently not freely tradable, it will eventually become so under exemptions such as Rule 144 promulgated under the Securities Act of 1933. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other stockholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

     Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company stockholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

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

     The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities may, however, incur significant post-merger or acquisition registration costs. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     It  may  be  anticipated   that  any   opportunity  in  which  the  Company
participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's stockholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds that the combined enterprises will still be a going concern or be unable to advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, services or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

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

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, share exchange, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and stockholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders.

     As part of the Company's investigation, officers and directors of the Company may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

     With respect to any mergers, share exchanges or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company stockholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then stockholders.

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

Competition

     The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

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

     The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

     The Company's only one employee at the present time who also serves as the Company's officer and director, will devote as much time as the Board of Directors determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not own any property. The Company shares office space with its sole officer. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has not traded in a market. As of June 30, 2004, there were 4 stockholders of record. The Company did not repurchase any shares of the Company during the year ended June 30, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholders, we have not commenced any operational activities.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our current reports filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

     We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Plan of Operation

     The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

     The Company did not have any operating income from inception on April 20, 1994 through June 30, 2004. For the period ended June 30, 2004, the registrant recognized a net loss of $6,773. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

     At June 30, 2004, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company.

     Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

     One stockholder has agreed that she will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to any management, promoters or their affiliates or associates.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in timely alerting them to material information required to be included in this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Wong Peck Ling is the Company's Director, Chief Executive Officer and Chief Financial Officer.

     Ms. Wong started her career as an external auditor with Ernst & Young Public Accountants in Kuala Lumpur, Malaysia. For the past 10 years, Ms. Wong has been and is in charge of the operation, finance, administration, human resource and marketing divisions of a Labuan management company. Ms. Wong is a member of the CPA Australia (CPA), a Chartered Accountant with the Malaysian
Institute of Accountants. Ms. Wong graduated with a Bachelor of Economics degree, majoring in Accounting from Monash University, Melbourne, Australia.

Committees

     The Board does not have an audit, compensation or nomination committee. The entire Board of Directors serves as the audit committee.

Audit Committee Financial Expert

     Due to the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no independent directors on the Board.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), none of the directors and officers of the Company and persons who own more than 10% of the Company's common stock filed required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, however, Ms. Wong is currently preparing the required reports.

Code of Ethics

     We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. Due to the fact that the Company is run by one person, the Company has determined that the expense of developing a code of ethics is not warranted at this time. If and when the Company acquires an operation company, the Company intends to adopt a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                  Long Term Compensation
                                      Annual Compensation         Awards                              Payouts
                                   ---------------------------    ----------------------------     -------------------------------
                                                                    Restricted     Securities         LTIP         All Other
Name and                                        Other Annual          Stock        Underlying      Payouts ($)    Compensation
Principal Position       Year      Salary     Compensation ($)      Award(s) ($)   Options (#)
----------------------------------------------------------------------------------------------------------------------------------
Wong Peck Ling,          2004        $0              $0                 $0               0                $0               $0
CEO and CFO

Jehu Hand,               2004        $0              $0                 $0               0                $0               $0
Former CEO               2003        $0              $0                 $0               0                $0               $0
and CFO                  2002        $0              $0                 $0               0                $0               $0

----------------------------------------------------------------------------------------------------------------------------------

OPTIONS GRANTED IN LAST FISCAL YEAR

                                Individual Grants

     There were no grants of stock options to executive officers and former executive officers made during the last fiscal year. There are no stock options outstanding.

COMPENSATION

     No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

     On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger, share exchange or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and stockholders of the Company will not have the opportunity to vote on or approve such compensation.

Director's Compensation

     The director currently receives no compensation for her duties as director.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no re-pricing of options for the fiscal year ended June 30, 2004.

Compensation Committee Interlocks and Insider Participation

     Ms. Wong serves as the sole member of our Board of Directors. The Board of Directors serves as the compensation committee. There are no compensation committee interlocks on our Board and Ms. Wong is an insider.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended June 30, 2004 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

        Plan category          Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding        remaining available for
                                  outstanding options,     options, warrants and rights     future issuance under
                                  warrants and rights                                     equity compensation plans
                                                                                            (excluding securities
                                                                                          reflected in column (a))
                                          (a)                           (b)                          (c)
  Equity compensation plans                0                             0                            0
approved by security holders
  Equity compensation plans                0                             0                            0
  not approved by security
           holders
            Total                          0                             0                            0


                                  Benefit Plans

Stock Option Plan

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

     Stock options granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

Principal Stockholders

     The following table shows the amount of our shares of common stock beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and directors and executive officers as a group. As of September 21, 2004, there were 1,000,000 shares of common stock outstanding. All information is as of September 21, 2004. Unless indicated otherwise, the address of all stockholders listed is North Coast Partners, Inc., 24351 Pasto Road, #B, Dana Point, California 92629.


----------------------------------------------------------------------------------------------------------------------
                                                                                  Percentage of Outstanding Common
          Name of Stockholder                   Number of Shares Owned                          Stock
----------------------------------------------------------------------------------------------------------------------
Stamford Bridge Holdings Limited                      806,000                                   80.6%
----------------------------------------------------------------------------------------------------------------------
Wong Peck Ling                                        806,000(1)                                80.6%
----------------------------------------------------------------------------------------------------------------------
All officers and directors as a group                 806,000(1)
(1 person)                                                                                      80.6%
----------------------------------------------------------------------------------------------------------------------

(1) Stamford Bridge Holding Limited owns 806,000 shares of the Company. Ms. Wong is the sole shareholder of Stamford Bridge Holding Limited and is deemed to beneficially own shares owned by Stamford Bridge Holding Limited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

(1)      Previously filed with the Commission on Form 10-SB filed on February 8,
         2000.

(b)      Reports on Form 8-K

         None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Relationship with Independent Auditors

     Pritchett, Siler & Hardy, P.C., remain as our independent auditors. There is no disagreement between the Company and its independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

Audit Fees

     The aggregate fees billed by Pritchett, Siler & Hardy, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the fiscal year ended June 30, 2004 was $3,700 and June 30, 2003 was $0.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended June 30, 2004 was $0 and June 30, 2003 was $0.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended June 30, 2004 was $0 and June 30, 2003 was $0.

All Other Fees

     The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the fiscal year ended June 30, 2004 was $0 and June 30, 2003 was $0.

     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH COAST PARTNERS, Inc.,
                                  a Delaware Corporation


Dated: September 28, 2004         /s/ Wong Peck Ling
       ------------------         ----------------------------------------------
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



Dated: September 28, 2004        /s/ Wong Peck Ling
       ------------------        -----------------------------------------------
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

                                  JUNE 30, 2004

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                         PAGE
                                                                         ----

               --     Independent Auditors' Report                          1


               --     Balance Sheet, June 30, 2004                          2


               --     Statements of Operations, for the years ended
                      June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30,
                      2004                                                  3

               --     Statement of Stockholders' Equity (Deficit),
                      from inception on April 20, 1994 through
                      June 30, 2004                                     4 - 5


               --     Statements of Cash Flows, for the years ended
                      June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30,
                      2004                                                  6


               --     Notes to Financial Statements                    7 - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NORTH COAST PARTNERS, INC.
North Vancouver, Canada

We have audited the accompanying balance sheet of North Coast Partners, Inc. [a development stage company] as of June 30, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North Coast Partners, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $2,784. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. [a development stage company] as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 1, 2004

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                                                      June 30,
                                                                                                        2004
                                                                                                        -----------
CURRENT ASSETS                                                                                          $         -
                                                                                                        -----------
               Total Current Assets                                                                               -
                                                                                                        -----------

                                                                                                        $         -
                                                                                                        -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                                  $      2,912
     Accounts payable - related party                                                                         3,700
                                                                                                        -----------
               Total Current Liabilities                                                                      6,612
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                           -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                                                            1,000
     Capital in excess of par value                                                                           4,386
     Deficit accumulated during the
       development stage                                                                                    (11,998)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (6,612)
                                                                                                        -----------

                                                                                                       $          -
                                                                                                        -----------




    The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        -----------------------------      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------   --------------
REVENUE                                                                 $          -     $          -   $           -

EXPENSES:
     General and administrative                                                6,773              114          11,998
                                                                        ------------     ------------   --------------

LOSS BEFORE INCOME TAXES                                                      (6,773)            (114)        (11,998)

CURRENT TAX EXPENSE                                                                -                -               -

DEFERRED TAX EXPENSE                                                               -                -               -
                                                                        ------------     ------------   --------------

NET LOSS                                                                $     (6,773)    $       (114)  $     (11,998)
                                                                        ------------     ------------   --------------

LOSS PER COMMON SHARE                                                   $       (.01)    $       (.00)  $        (.01)
                                                                        ------------     ------------   --------------


















   The accompanying notes are an integral part of these financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994
                              THROUGH JUNE 30, 2004

                                                                                                               Deficit
                                                                                                             Accumulated
                                                   Preferred Stock          Common Stock       Capital in    During the
                                                 --------------------    --------------------   Excess of    Development
                                                 Shares      Amount      Shares      Amount     Par Value       Stage
                                                 ---------   --------    ---------   --------  -----------   -----------
BALANCE, April 20, 1994                                  -   $      -            -   $      -  $         -   $         -

Issuance of 1,000,000 shares of common
  stock for cash of $1,015, or $.001 per share,
  April 20, 1994                                         -          -    1,000,000      1,000           15            -

Net loss for the period ended June 30, 1994              -          -            -          -            -          (42)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1994                                   -          -    1,000,000      1,000           15          (42)

Net loss for the year ended June 30, 1995                -          -            -          -            -         (338)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1995                                   -          -    1,000,000      1,000           15         (380)

Net loss for the year ended June 30, 1996                -          -            -          -            -         (320)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1996                                   -          -    1,000,000      1,000           15         (700)

Net loss for the year ended June 30, 1997                -          -            -          -            -         (314)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1997                                   -          -    1,000,000      1,000           15       (1,014)

Net loss for the year ended June 30, 1998                -          -            -          -            -         (312)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1998                                   -          -    1,000,000      1,000           15       (1,326)

Net loss for the year ended June 30, 1999                -          -            -          -            -         (790)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 1999                                   -          -    1,000,000      1,000           15       (2,116)

Net loss for the year ended June 30, 2000                -          -            -          -            -         (668)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2000                                   -          -    1,000,000      1,000           15       (2,784)

Net loss for the year ended June 30, 2001                -          -            -          -            -         (947)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2001                                   -          -    1,000,000      1,000           15       (3,731)

Net loss for the year ended June 30, 2002                -          -            -          -            -       (1,380)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2002                                   -          -    1,000,000      1,000           15       (5,111)

Net loss for the year ended June 30, 2003                -          -            -          -            -         (114)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2003                                   -  $       -    1,000,000  $   1,000  $        15  $    (5,225)

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2004

                                   [Continued]



                                                                                                               Deficit
                                                                                                             Accumulated
                                                   Preferred Stock          Common Stock       Capital in    During the
                                                 --------------------    --------------------   Excess of    Development
                                                 Shares      Amount      Shares      Amount     Par Value       Stage
                                                 ---------   --------    ---------   --------  -----------    ---------



Capital contribution, forgiveness of debt
  debt by former officer / shareholder,
   January, 2004                                         -          -            -          -        4,371            -


Net loss for the year ended June 30, 2004                -          -            -          -            -       (6,773)
                                                 ---------    -------    ---------    -------    ---------    ---------
BALANCE, June 30, 2004                                   -  $       -    1,000,000  $   1,000  $     4,386  $   (11,998)
                                                 ---------    -------    ---------    -------    ---------    ---------
























    The accompanying notes are an integral part of this financial statement.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        -----------------------------      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------   --------------
Cash Flows from Operating Activities:
   Net loss                                                             $     (6,773)    $       (114)  $       (11,998)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Changes in assets and liabilities:
       Increase in accounts payable                                            2,268              114             2,912
       Increase in accounts payable - related party                            4,505                -             8,071
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                           -                -                 -
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                             -                -            (1,015)
                                                                        ------------     ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                              -                -             1,015
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                           -                -             1,015
                                                                        ------------     ------------      ------------
Net Increase (Decrease) in Cash                                                    -                -                 -

Cash at Beginning of Period                                                        -                -                 -
                                                                        ------------     ------------      ------------
Cash at End of Period                                                   $          -     $          -      $          -
                                                                        ------------     ------------      ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                           $          -     $          -      $          -
     Income taxes                                                       $          -     $          -      $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the year ended June 30, 2004:
     In January 2004, a former officer/shareholder of the Company contributed $4,371, which he was owed for payments made on behalf of the Company. Due to the related party nature of the debt forgiveness, the Company has recorded the forgiveness as a capital contribution.

   For the year ended June 30, 2003:
     None

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

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

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

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2004, no options have been granted.

     Capital Contribution - In January 2004, a former officer/shareholder of the Company forgave amounts totaling $4,371 which were owed to him. Due to the related party nature of the debt forgiveness, the Company has recorded the forgiveness as a capital contribution.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, unused operating loss carryforwards of approximately $11,900 which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,060 and $1,800 as of June 30, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,260 during the year ended June 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Accounts Payable - Related Party - During the years ended June 30, 2004 and 2003, a former officer/shareholder of the Company directly paid expenses totaling $805 and $0 on behalf of the Company. During January 2004, the former officer/shareholder forgave the balance of $4,371 which has been accounted for as a capital contribution [See Note 2].

     During the year ended June 30, 2004, an officer/shareholder of the Company directly paid expenses totaling $3,700 on behalf of the Company. At June 30, 2004, the Company owed the shareholder $3,700. No interest is being accrued on the payable.

     Change In Control and Capital Contribution - In January 2004, the majority shareholder and sole officer/director of the Company sold his shares to a third party, he resigned as an officer/director and a new officer/director was appointed, resulting in a change in control of the Company. In connection therewith, the former shareholder and officer/director forgave $4,371 which was owed to him by the Company [See Note 2].

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

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                        -----------------------------      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------   --------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                    $     (6,773)    $       (114)  $       (11,998)
                                                                        ------------     ------------   --------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,000,000        1,000,000         1,000,000
                                                                        ------------     ------------   ---------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.