Form 10QSB
period 2004-09-30
NORTH COAST PARTNERS INC
filed 2004-11-12
CIK 1092800

U.S.     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           NORTH COAST PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

---------------------------------------- -------------------------------------

          Delaware                       9995                   33-0619528
          --------                       ----                 ----------
State or other jurisdiction of   (Primary Standard Industrial (I.R.S. Employer
incorporation or organization)        Classification Code)   Identification No.)
---------------------------------------- -------------------------------------

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

 Yes |            No ?

Number of shares of common stock outstanding as of September 30, 2004: 1,000,000 shares of common stock.


Transitional Small Business Format     Yes  ?         No    |

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of the Company, including the notes thereto, are attached hereto as exhibits as page numbers F-2 through F-8.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has limited working capital and no current activities.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None. There remains 105 shareholders of record, unchanged.

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

                                        NORTH COAST PARTNERS, Inc.,
                                         a Delaware Corporation


Dated: ______                           _________________________
                                        Wong Peck Ling,
                      President and Chief Financial Officer
                       (Principal Executive, Financial and
                               Accounting Officer)

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                          PAGE

Unaudited Condensed Balance Sheets,
 September 30, 2004 and June 30, 2004                                        2

Unaudited Condensed Statements of Operations, for the three months ended September 30, 2004 and 2003 and for the period from inception on April 20, 1994
through September 30, 2004                                                   3


Unaudited Condensed Statements of Cash Flows, for the three months ended September 30, 2004 and 2003 and for the period from inception on April 20, 1994
 through September 30, 2004                                                  4


Notes to Unaudited Condensed Financial Statements                        5 - 8

                                      - 9 -
                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                    September 30,     June 30,
                                                         2004          2004
                                                      -----------   -----------
CURRENT ASSETS                                        $         -        $    -
                                                      -----------   -----------
Total Current Assets                                            -             -
                                                      -----------   -----------

                                               $             $                -
                                                    ------------- -------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                         $ 12,774      $  2,912
Accounts payable - related party                            3,700         3,700
                                                      -----------   -----------
Total Current Liabilities                                  16,474         6,612
                                                      -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and outstanding                                -             -
Common stock, $.001 par value,
20,000,000 shares authorized,
1,000,000 shares issued and
outstanding                                                 1,000         1,000
Capital in excess of par value                              4,386         4,386
Deficit accumulated during the
development stage                                         (21,860)      (11,998)
                                                      -----------   -----------
Total Stockholders' Equity (Deficit)                      (16,474)       (6,612)
                                                      -----------   -----------

                                               $             $                -
                                                    ------------- -------------








The accompanying notes are an integral part of these unaudited condensed financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                            For the Three        From Inception
                                             Months Ended           on April 20,
                                             September 30,         1994 Through
                                        ______________________    September 30,
                                          2004           2003            2004
                                       ----------     ----------    -----------
REVENUE                           $           -      $               $        -

EXPENSES:
General and administrative                9,862                  -       21,860
                                     ----------         ---------- ------------

LOSS BEFORE INCOME
TAXES                                    (9,862)                 -      (21,860)

CURRENT TAX EXPENSE                           -                  -            -

DEFERRED TAX EXPENSE                          -                  -            -
                                     ----------         ---------- ------------

NET LOSS                               $ (9,862)              $  -     $(21,860)
                                     ----------         ---------- ------------

LOSS PER COMMON SHARE                  $   (.01)     $           -     $   (.02)
                                     ----------         ---------- ------------






















            The accompanying notes are an integral part of these unaudited condensed financial statements.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Three       From Inception
                                              Months Ended        on April 20,
                                              September 30,       1994 Through
                                          ________________________September 30,
                                              2004           2003         2004
                                          ----------     ----------   ----------
Cash Flows from Operating Activities:
Net loss                                  $   (9,862) $          -    $(21,860)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization                              -                      -       1,015
Changes in assets and liabilities:
Increase in accounts payable          9,862                      -      12,774
Increase in accounts payable
related party                             -                      -       8,071
                                             ---------- ----------------------
Net Cash Provided by
Operating Activities                      -                      -           -
                                             ---------- ----------------------

Cash Flows from
Investing Activities:
Payments of organization
costs                                    -                      -      (1,015)
                                             ---------- ----------------------
Net Cash (Used)
by Investing Activities                  -                      -      (1,015)
                                             ---------- ----------------------

Cash Flows from Financing
Activities:
Proceeds from sale of
common stock                              -                      -       1,015
                                             ---------- ----------------------
Net Cash Provided
by Financing Activities                   -                      -       1,015
                                             ---------- ----------------------

Net Increase (Decrease) in Cash           -                      -           -

Cash at Beginning of Period               -                      -           -
                                             ---------- ----------------------

Cash at End of Period            $        -          $                $      -
                                             ---------- ----------------------

Supplemental Disclosures
of Cash Flow Information:
Cash paid during
the period for:
Interest                        $          -          $          -    $      -
Income taxes                    $          -          $          -    $      -

Supplemental Schedule of
Non-cash Investing and Financing Activities:
For the three months ended September 30, 2004:
None

For the three months ended
September 30, 2003:
None




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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and June 30, 2004.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2004, no options have been granted.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004, unused operating loss carryforwards of approximately $21,800 which may be applied against future taxable income and which expire in various years through 2025.

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,410 and $4,060 as of September 30, 2004 and June 30, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,350 during the three months ended September 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the three months ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Accounts Payable - Related Party - During the three months ended September 30, 2004 and 2003, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At September 30, 2004, the Company owed the shareholder $3,700. No interest is being accrued on the payable.

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

                           NORTH COAST PARTNERS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                            For the Three        From Inception
                                              Months Ended         on April 20,
                                              September 30,       1994 Through
                                           ______________________ September 30,
                                              2004           2003       2004
                                            ----------   ---------- -----------
Loss from continuing operations
available to common
shareholders (numerator)                  $   (9,862) $       -   $ (21,860)
                                             ----------  ----------------------
Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)                       1,000,000   1,000,000   1,000,000
                                             ----------  ----------------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.