Form 10QSB
period 2005-02-28
NORTH COAST PARTNERS INC
filed 2005-04-14
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended February 28, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                           NORTH COAST PARTNERS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                 000-29397                   33-0619528
            --------                ------------             ------------------
 (State or other jurisdiction       (Commission                (IRS Employer
        of incorporation)           File Number)             Identification No)


               909 Logan Street, Suite 7J, Denver, Colorado 80203
            --------------------------------------------------------
          (Address and telephone number of principal executive offices)

                                 (516) 569-9629
                    -----------------------------------------
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  [X]      No  [ ]

Number of shares of common stock outstanding as of February 28, 2005: 6,360,000 shares of common stock.

Transitional Small Business Format                      Yes  [ ]      No  [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I                                                                      1

Item 1. Financial Statements                                                1
Item 2. Management's Discussion and Analysis or Plan of Operation           5
Item 3  Controls and Procedures                                             6


PART II                                                                     7

Item 1. Legal Proceedings                                                   7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         7
Item 3. Defaults Upon Senior Securities                                     7
Item 4. Submission of Matters to a Vote of Security Holders                 7
Item 5. Other Information                                                   8
Item 6. Exhibits and Reports on Form 8-K                                    8

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:

      Cash                                                             $ 12,604
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable                                                 $ 15,874
      Accounts payable - related party                                    3,700
      Note payable - related party                                       29,500
                                                                       --------

          Total current liabilities                                      49,074
                                                                       --------

Commitments and contingencies                                                --

Stockholders' deficit

      Preferred stock, par value $.001, 1,000,000 shares
          authorized; no shaers issied and outstanding                       --
      Common stock, par value $.001, 20,000,000 shares
          authorized; 6,360,000 shares issued and outstanding             6,360
      Paid-in capital                                                    (5,703)
      Deficit accumulated during the development stage                  (39,710)
      Other comprehensive income:
          Equity adjustment on foreign currency translation               2,583
                                                                       --------

          Total stockholders' deficit                                   (36,470)
                                                                       --------

          Total liabilities and stockholders' deficit                  $ 12,604
                                                                       ========

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
           THREE AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004, AND
         PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH FEBRUARY 28, 2005
                                   (UNAUDITED)

                                                                                     Inception
                             Three Months Ended             Six Months Ended          through
                            2005           2004           2005           2004           2005
                        -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES      $    27,581    $        22    $    28,105    $        45    $    39,710
                        -----------    -----------    -----------    -----------    -----------

NET LOSS                $   (27,581)   $       (22)   $   (28,105)   $       (45)   $   (39,710)
                        ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED-NET
LOSS PER COMMON SHARE   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING        6,186,087      5,360,000      5,782,222      5,360,000
                        ===========    ===========    ===========    ===========

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004, AND
         PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH FEBRUARY 28, 2005
                                   (UNAUDITED)

                                                                                  Inception
                                                                                   through
                                                             2005        2004        2005
                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                             $(28,105)   $    (45)   $(39,710)

      Adjustments to reconcile net loss to net cash used in operating activities: Changes in:

             Accounts payable                                 3,100          --       3,100
                                                           --------    --------    --------

          Net cash used in operating activities             (25,005)        (45)    (36,610)
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from note payable - related party             29,500          --      29,500

      Issuance of common stock for cash                          --          --      17,131
                                                           --------    --------    --------

          Net cash provided by financing activities          29,500          --      46,631
                                                           --------    --------    --------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                      604         320       2,583
                                                           --------    --------    --------

NET CHANGE IN CASH                                            5,099         275      12,604

CASH AND CASH EQUIVALENTS, beginning of period                7,505       8,659          --
                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $ 12,604    $  8,934    $ 12,604
                                                           ========    ========    ========

Supplemental Non-cash Transactions:

          Accounts payable due to reverse merger           $ 12,774    $     --    $     --
          Accounts payable - related party due to
            reverse merger                                    3,700          --          --

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 8-K have been omitted.

NOTE 2-NOTE PAYABLE-RELATED PARTY

On February 7, 2005, the Company borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. If the note is not paid in full by September 6, 2005, the balance may be convertible in whole or in part into The Company common stock at a conversion rate of $0.10 per share at the option of the Lender. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of The Company's stock on the date the note was issued. If the contingency is triggered, The Company will be required to remeasure the conversion feature and possibly book the intrinsic value at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements of North Coast Partners, Inc. ("North Coast"), which are included elsewhere in this Form 10-QSB. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the United States Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources".

OVERVIEW

North Coast Partners, Inc. was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. North Coast is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. North Coast has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon its financial requirements and other relevant factors.

On December 13, 2004, the transactions contemplated by the Share Exchange Agreement dated for reference September 29, 2004 between North Coast and Trans Media Inc. and all of the shareholders of Trans Media were consummated. Pursuant to said agreement, the shareholders of Trans Media exchanged all of their 5,360,000 shares of Trans Media for 5,360,000 shares of North Coast. Although North Coast is the legal parent company, the exchange has been treated as a reverse merger of Trans Media. Trans Media is the continuing entity for financial reporting purposes. This means that the financial statements are prepared as if Trans Media changed its name and reorganized its capital stock.

RESULTS OF OPERATIONS

For the three and six months ended February 28, 2005, the Company has generated no revenues.

Operating expenses increased by $27,559 and $28,060 for the three and six months ended February 28, 2005 to $27,581 and $28,105 from $22 and $45 the three and six months ended February 29, 2004. These expenses consist of general administrative expenses and the increases are primarily attributable to professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005, North Coast had $12,604 in available cash and negative working capital of $36,470. On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. If the note is not paid in full by September 6, 2005, the balance may be convertible in whole or in part into North Coast common stock at a conversion rate of $0.10 per share at the option of the Lender. Management believes that said cash will be sufficient for the operations of North Coast for the next 12 months.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2004, the Company issued 5,360,000 shares of the Company's common stock to the shareholders of Trans Media Inc. pursuant to a share exchange agreement between the Company, Trans Media Inc., and the shareholders of Trans Media Inc. In exchange therefor, the Company received all of the outstanding shares of common stock of Trans Media Inc., making Trans Media Inc. a wholly owned subsidiary of the Company. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The Supreme Court of British Columbia approved the share exchange as being fair to the shareholders of Trans Media on December 13, 2004. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

On December 17, 2004, an Information Statement pursuant to Section 14(f) of the Exchange Act was mailed to the Company's stockholders. The purpose of the Information Statement was to notify the Company's stockholders of the change in control of the Company and the appointment of a new director and chief executive officer for the Company that resulted from the Company's acquisition of Trans Media Inc.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

----------- --------------------------------------------------------------------
Exhibit No.                           Description
----------- --------------------------------------------------------------------
31.1        Rule 13a-14(a)/15d14(a) Certification of the Chief Executive Officer
----------- --------------------------------------------------------------------
31.2        Rule 13a-14(a)/15d14(a) Certification of the Chief Financial Officer
----------- --------------------------------------------------------------------
32          Section 1350 Certifications
----------- --------------------------------------------------------------------

                                   SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTH COAST PARTNERS, Inc.,
                                          a Delaware Corporation


Dated: April 14, 2005                     By: /s/Mel Venkateswaran
                                              --------------------
                                          Name:  MEL VENKATESWARAN
                                          Title: President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)