Form 10QSB
period 2005-05-31
NORTH COAST PARTNERS INC
filed 2005-07-12
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2005
                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              --------------------

                        Commission File Number 000-29397

                           NORTH COAST PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                              33-0619528
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)



         909 Logan Street, Suite 7J, Denver, Colorado                  80203
           (Address of principal executive office)                   (Zip Code)


                    Issuer's telephone number: (516) 569-9629

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's common stock outstanding as of June 30, 2005 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                           NORTH COAST PARTNERS, INC.

                                   FORM 10-QSB

                          For the Quarter May 31, 2005

                                      INDEX
                                                                         PAGE


PART I

Item 1.   Financial Statements ........................................... 3

Item 2.   Management's Discussion and Analysis or Plan of Operation....... 7

Item 3.   Controls and Procedures......................................... 8

PART II

Item 1. Legal Proceedings................................................. 8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....... 8

Item 3. Defaults Upon Senior Securities................................... 8

Item 4. Submission of Matters to a Vote of Security Holders............... 8

Item 5. Other Information................................................. 8

Item 6. Exhibits and Reports on Form 8-K.................................. 9

                           NORTH COAST PARTNERS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 2005
                                   (Unaudited)

                                  ASSETS

Current assets:

    Cash                                                      $      3,533
                                                              ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                         $     13,293
     Accounts payable - related party
                                                                     3,700
     Accrued expenses                                                  457
     Note payable - related party
                                                                    29,500
                                                              ------------

        Total current liabilities                                   46,950
                                                              ------------

Commitments and contingencies                                           --

Stockholders' deficit

     Preferred stock, par value $.001, 1,000,000 shares

        authorized; no shares issued and outstanding                    --
     Common stock, par value $.001, 20,000,000 shares

        authorized; 6,360,000 shares issued and outstanding          6,360

     Paid in capital                                                (5,703)

     Deficit accumulated during the development stage              (46,293)
     Other comprehensive income:

        Equity adjustment on foreign currency translation            2,219
                                                              ------------

        Total stockholders' deficit                                (43,417)
                                                              ------------

        Total liabilities and stockholders' deficit           $      3,533
                                                              ============

                                               NORTH COAST PARTNERS, INC.
                                              (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                                 Three and Nine Months Ended May 31, 2005 and
                               2004, and Period from July 23, 2001 (Inception) through May 31, 2005
                                                       (Unaudited)

                                                                                                   Inception
                                          Three Months Ended             Nine Months Ended          through
                                         2005            2004           2005           2004           2005
                                      -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES                    $     6,583    $     1,028    $    34,688    $     1,073    $    46,293
                                      -----------    -----------    -----------    -----------    -----------

NET LOSS                              $    (6,583)   $    (1,028)   $   (34,688)   $    (1,073)   $   (46,293)
                                      ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED NET

LOSS PER COMMON SHARE                 $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)


WEIGHTED AVERAGE SHARES OUTSTANDING     6,360,000      5,360,000      5,977,647      5,360,000

                           NORTH COAST PARTNERS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended May 31, 2005 and 2004, and
           Period from July 23, 2001 (Inception) through May 31, 2005
                                   (Unaudited)

                                                                                           Inception
                                                                                            through
                                                              2005            2004            2005
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                             $    (34,688)   $     (1,073)   $    (46,293)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Changes in:

           Accounts payable                                        519              --             519

           Accrued expenses                                        457              --             457
                                                          ------------    ------------    ------------


        Net cash used in operating activities                  (33,712)         (1,073)        (45,317)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:


     Proceeds from note payable - related party                 29,500              --          29,500

     Issuance of common stock for cash                              --              --          17,131
                                                          ------------    ------------    ------------


        Net cash provided by financing activities               29,500              --          46,631
                                                          ------------    ------------    ------------


EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                         240             170           2,219
                                                          ------------    ------------    ------------


NET CHANGE IN CASH                                              (3,972)           (903)          3,533


         CASH AND CASH EQUIVALENTS, beginning of period          7,505           8,659              --
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                  $      3,533    $      7,756    $      3,553
                                                          ============    ============    ============

Supplemental Non-Cash Transactions:

           Accounts payable due to reverse merger         $     12,774    $         --    $     12,774
           Accounts payable - related party due to

             reverse merger                                      3,700              --           3,700

                           NORTH COAST PARTNERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. ("North Coast") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in North Coast's Annual Report filed with the SEC on Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 8-K/A have been omitted.



NOTE 2-NOTE PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to extend the original due date of June 2005 to September 2005. If the note is not paid in full by September 6, 2005, the balance may be convertible in whole or in part into North Coast's common stock at a conversion rate of $0.10 per share at the option of the Lender. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and potentially record intrinsic value at that time.



NOTE 3 - REVERSE ACQUISITION

On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. North Coast issued 5,360,000 shares to Trans Media's shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to this merger, North Coast had 1,000,000 shares outstanding, so Trans Media's shareholders now hold 84% of the post-acquisition total outstanding shares of North Coast.

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

RESULTS OF OPERATIONS

For the three and nine months ended May 31, 2005, the Company has generated no revenues.

Operating expenses increased by $5,555 and $33,615 for the three and nine months ended May 31, 2005 to $6,583 and $34,688 from $1,028 and $1,073 the three and nine months ended May 31, 2004. These expenses consist of general administrative expenses and the increases are primarily attributable to professional fees.

Liquidity and Capital Resources

As of May 31, 2005, North Coast had $3,533 in available cash and negative working capital of $43,417. On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. If the note is not paid in full by September 6, 2005, the balance may be convertible in whole or in part into North Coast common stock at a conversion rate of $0.10 per share at the option of the Lender. Management believes that said cash will be sufficient for the operations of North Coast for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

Exhibits:

31.1 Rule 13a-14(a)/15d14(a) Certification of the Chief Executive Officer

31.2 Rule 13a-14(a)/15d14(a) Certification of the Chief Financial Officer

32 Section 1350 Certifications

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTH COAST PARTNERS, INC.


July 6, 2005                       /s/ Mel Venkateswaran
                                   ---------------------------
                                       Mel Venkateswaran
                                       President and Chief Executive Officer