Form 10KSB
period 2005-08-31
NORTH COAST PARTNERS INC
filed 2005-11-30
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                      For the fiscal year ended August 31, 2005

                                      OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                                      For the transition period   from        to

                                      Commission File Number 000-29397

                           NORTH COAST PARTNERS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

           Delaware                                             33-0619528
-------------------------------                             -------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)

               909 Logan Street, Suite 7J, Denver, Colorado 80203
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (516) 569-9629
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12 (b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      |_| Yes |X| No

State issuer's revenues for its most recent fiscal year: $0

As of November 25, 2005, the aggregate market value of voting common stock held by non-affiliates of the Registrant was not determined because the Registrant's voting stock is not publicly traded. As of November 25, 2005, the Registrant issuer had 6,360,000 shares of Common Stock outstanding.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I
  Item 1.      Description of business.......................................................1
  Item 2.      Description of property.......................................................2
  Item 3.      Legal proceedings.............................................................2
  Item 4.      Submission of matters to a vote of security holders...........................2

PART II
  Item 5.      Market for common equity and related stockholder matters......................2
  Item 6.      Management's discussion and analysis or plan of operation.....................3
  Item 7.      Financial statements..........................................................F-1 - F-8
  Item 8.      Changes in and disagreements with accountants on accounting and financial disclosure..........................................................5
  Item 8a.     Controls and procedures.......................................................5
  Item 8b.     Other information.............................................................5

PART III
  Item 9.      Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act .......................................6
  Item 10.     Executive compensation........................................................7
  Item 11.     Security ownership of certain beneficial owners and management................8
  Item 12.     Certain relationships and related transactions................................9
  Item 13.     Exhibits......................................................................10
  Item 14.     Principal accountant fees and services........................................10

SIGNATURES
CERTIFICATIONS

                                     PART I

      This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Item
1. Risk factors related to our business". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

      As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

History

      We are North Coast Partners, Inc., a Delaware corporation (the "Company"), and we were incorporated on April 20, 1994. Prior to December 13, 2004, we had no operating history other than organizational matters, as we were formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

      Prior to December 13, 2004, our primary activity was seeking a merger or acquisition candidate with whom we could either merge or acquire.

      On December 13, 2004, we consummated the transactions contemplated by the Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004 (the "Share Exchange Agreement") between us and and Trans Media Inc., formerly known as Transworld Media Inc. ("Trans Media") and all of the shareholders of Trans Media (the "Trans Media Shareholders"). Pursuant to the Share Exchange Agreement, the Trans Media Shareholders exchanged all of their 5,360,000 shares of Trans Media for 5,360,000 shares of our common stock, par value $0.001 per share (the "Exchange Shares").

Prior to the consummation of the Share Exchange Agreement, Stamford Bridge Holdings Limited owned 80.6% of our issued and outstanding share capital. Stamford Bridge is solely owned by Miss Wong Peck Ling, who was our executive officer and director prior to December 14, 2004. Upon the issuance of the Exchange Shares, the interest of Stamford Bridge was reduced to 12.67%. The Exchange Shares represent 84.28% of our issued and outstanding share capital on a fully-diluted basis.

Business Description

The Company commenced operation in October 2002 to provide and distribute music in the form of musical concerts, productions and performances, audio and video forms of music in CD format, targeting events, special occasions such as weddings or niche market such as children's songs to the South Asian population in North America's multicultural society.

The Company intends to produce and market quality musical products and productions utilizing new North American technology and marketing ideas targeted towards the multicultural society comprising immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies.

Prior to being CEO of the Company, Mel Venkateswaran has released musical recordings in the form of audio cassettes and CDs dating back to 1982 and is a well known musical figure in the South Asian community. He has also performed and has been mainly featured in many musical concerts over the years with respect to South Asian music in New York, Philadelphia, Cleveland, San Antonio, Los Angeles, Chicago, Detroit and major cities in Canada. Mel Venkateswaran brings to the Company name recognition, experience and expertise to the Company's plan to develop the distribution and sales of South Asian music in the ethnic communities of North America.

The Company has recently been instrumental in organizing a concert to aid the Tsunami victims on February 12, 2005 in British Columbia. The Company is progressing with an arrangement of South Asian songs to be released in a musical audio and video CD for distribution and sale. It has hired lyricists to create new musical compositions aimed at festive or special ocassion celebrations. It intends to market and sell its products through a website (which is not yet in operation) and through advertising including flyer and print advertising and advertising through a 24-hour South Asian television channel known as Asian Television Network. The Company has been active in community events to raise its profile and bring awareness to the South Asian population, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer and the recent concert held in aid of the Tsunami victims in Sri Lanka. Concerts and performances for paid tickets are being planned for several US cities for the summer and fall of 2006. The Company also gains new audience and following with participation in concerts and benefit events. Once the business model is firmly established, the Company intends to hire employees to assist with its growth strategy and operations. Future growth plans include engaging niche distributors in the South Asian population market throughout North America to distribute and sell the Company's products.

The Company has completed the recording of eight (8) South Asian musical CD compositions and has produced 10,000 copies in readiness for marketing, distribution and sales to earn revenue. The Company is in the midst of fine tuning its ninth musical CD composition for production.

The Company believes that this is a highly competitive environment, with new musical artistes penetrating the North American market. The Company's focus, however, is on special occasions or events such as weddings or niche markets such as children's songs.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 675 square feet of office space in Denver, Colorado on a month to month basis at no cost. We believe that we can acquire additional space, if needed, on acceptable terms. We have no interests, ownership, leaseholder or otherwise, in any other properties.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market information

      Our common stock has not traded in a market. As of November 25, 2005, there were 140 stockholders of record. We have not repurchased any shares of our common stock during the year ended August 31, 2005.

      Dividends

      No dividends were paid in 2004 and 2005 fiscal years. There are no restrictions on the payment of dividends. We do not intend to pay dividends for the foreseeable future.

      Recent Sales of Unregistered Securities

      On December 13, 2004, we issued 5,360,000 shares of our common stock to the shareholders of Trans Media Inc. pursuant to a share exchange agreement by and among us, Trans Media Inc., and the shareholders of Trans Media Inc. In exchange for the shares of our common stock that we issued to the Trans Media shareholders, we received all of the outstanding shares of common stock of Trans Media Inc., making Trans Media Inc. our wholly owned subsidiary. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The Supreme Court of British Columbia approved the share exchange as being fair to the shareholders of Trans Media on December 13, 2004. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

ITEM 6. PLAN OF OPERATION

      The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-KSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements".

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

General

North Coast Partners, Inc. was organized in Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. North Coast is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. North Coast has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon its financial requirements and other relevant factors.

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

Plan of Operation

The Company has completed production of eight (8) musical CD compositions and the initial completion of 10,000 copies from the 8 CD compositions for release and sale is expected to yield initial revenue of $100,000 over the course of the next several months which can satisfy its cash requirements for the next twelve months. The Company has plans to derive revenue from ticket sales of several performances which are being arranged for the next twelve months. There is no guarantee that the ticket sales of performances will yield the Company sufficient revenue, there is no guarantee that all or part of the 10,000 copies of CDs will be sold and if sales is limited or does not meet the Company's goal, the Company will need to raise additional funds in the next twelve months through loans from related parties. The Company does not currently have any plans to raise capital during the next twelve months.

The Company is in the midst of completing and finetuning its ninth CD for release. The Company has hired lyricists for creation of new songs aimed at future CD composition for festive ocassions and celebrations. It intends to produce a musical video within the next six months which would entail studio recording and filming in different regions of Asia for video shots, packaging the design and marketing.

The Company intends to distribute and sell its CDs through the web site that is currently under construction, through endorsements from sponsorship of nationwide Asian Television Network, through its audience in concerts and benefit performances and through advertising including flyer and print advertising and active participation in community events.

There is no expected purchase or sale of any significant equipment or plant and there is no expected significant change in number of employees for the next twelve months.

Critical Accounting Policies and Estimates

      North Coast is a development stage entity with no non-current assets, revenues, or stock issued for services. There are no critical accounting policies.

Results of Operations

      For the fiscal year ended August 31, 2005, the Company has generated no revenues.

      Operating expenses increased by $38,554 for the fiscal year ended August 31, 2005 to $40,128 from $1,574 for the fiscal year ended August 31, 2004. North Coast received cash proceeds from a loan of $29,500 and the remainder is in accounts payable. The increase in expenses is primarily attributable to general administrative expenses, expenses related to creation of music and lyrics and professional fees.

Liquidity and Capital Resources

      As of August 31, 2005, North Coast had $2,614 in available cash and negative working capital of $48,670. On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to December 2005. If the note is not paid in full by December 6, 2005, the balance may be convertible in whole or in part into North Coast common stock at a conversion rate of $0.10 per share at the option of the lender. Management believes that said cash will be sufficient for the operations of North Coast for the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  North Coast Partners, Inc.
  (A Development Stage Company)
  Vancouver, British Columbia

We have audited the accompanying balance sheet of North Coast Partners, Inc. (A Development Stage Company) as of August 31, 2005, and the related statements of expenses and other comprehensive loss, stockholders' deficit, and cash flows for the two years then ended and the period from July 23, 2001 (Inception) through August 31, 2005. These financial statements are the responsibility of North Coast Partners, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. as of August 31, 2005, and the results of its expenses and other comprehensive loss and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that North Coast Partners, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, North Coast Partners, Inc. suffered recurring losses from operations and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 12, 2005

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                 August 31, 2005

                                     ASSETS

Current assets:

Cash                                                                 $  2,614
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                     $ 17,255
Accounts payable - related party                                        3,700
Accrued expenses                                                          829
Note payable - related party                                           29,500
                                                                     --------
Total current liabilities                                              51,284
                                                                     --------

Commitments                                                                --

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares
authorized, no shares issued and outstanding                               --
Common stock, par value $.001, 20,000,000 shares
authorized; 6,360,000 shares issued and outstanding                     6,360
Paid in capital                                                        (5,703)
Deficit accumulated during the development stage                      (51,733)
Other comprehensive income:
Equity adjustment on foreign currency translation                       2,406
                                                                     --------
Total stockholders' deficit                                           (48,670)
                                                                     --------
Total liabilities and stockholders' deficit                          $  2,614
                                                                     ========


                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
               STATEMENTS OF EXPENSES AND OTHER COMPREHENSIVE LOSS
                    Years Ended August 31, 2005 and 2004, and
          Period from July 23, 2001 (Inception) through August 31, 2005

                                                                        Inception
                                                                         through
                                           2005            2004            2005
                                       -----------     -----------     -----------
OPERATING EXPENSES                     $    40,128     $     1,574     $    51,733
                                       -----------     -----------     -----------
NET LOSS                                   (40,128)         (1,574)        (51,733)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation
        adjustment                             427             420           2,406
                                       -----------     -----------     -----------
COMPREHENSIVE LOSS                     $   (39,701)    $    (1,154)    $   (49,327)
                                       ===========     ===========     ===========

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE            $     (0.01)    $     (0.00)

WEIGHTED AVERAGE SHARES
      OUTSTANDING                        6,074,286       5,360,000


                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                             STATEMENTS OF CASH FLOW
                    Years Ended August 31, 2005 and 2004, and
          Period from July 23, 2001 (Inception) through August 31, 2005

                                                                             Inception
                                                                              through
                                                     2005         2004         2005
                                                   --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                          $(40,128)    $ (1,574)    $(51,733)

 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Changes in:
  Accounts payable                                    4,481           --        4,481
  Accrued expenses                                      829           --          829
                                                   --------     --------     --------
 Net cash used in operating activities              (34,818)      (1,574)     (46,423)
                                                   --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from note payable - related party          29,500           --       29,500
 Issuance of common stock for cash                       --           --       17,131
                                                   --------     --------     --------
 Net cash provided by financing activities           29,500           --       46,631
                                                   --------     --------     --------
EFFECT OF EXCHANGE RATE ON CHANGES IN CASH              427          420        2,406
                                                   --------     --------     --------
NET CHANGE IN CASH                                   (4,891)      (1,154)       2,614

CASH AND CASH EQUIVALENTS, beginning of period        7,505        8,659           --
                                                   --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period           $  2,614     $  7,505     $  2,614
                                                   ========     ========     ========
Supplemental Non-Cash Transactions:

  Accounts payable due to reverse merger           $ 12,774     $     --     $ 12,774
  Accounts payable - related party due to
    reverse merger                                    3,700           --        3,700


                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
         Periods from July 23, 2001 (Inception) through August 31, 2005

                                  Number of
                                   Common                                     Other
                                   Shares      Common        Paid in       Comprehensive  Retained
                                   Issued       Stock        Capital          Income       Deficit         Total
                                 --------------------------------------------------------------------------------
Shares issued to founder                 1     $      --     $      --      $      --     $      --     $      --
                                 ---------     ---------     ---------      ---------     ---------     ---------

Balances, August 31, 2002                1            --            --             --            --            --

Issuance of common stock
   for cash                      5,359,999         5,360        11,771             --            --        17,131

Net loss                                              --            --             --       (10,031)      (10,031)

Foreign currency                                      --            --          1,559            --         1,559
                                 ---------     ---------     ---------      ---------     ---------     ---------
Balances, August 31, 2003        5,360,000         5,360        11,771          1,559       (10,031)        8,659

Net loss                                              --                           --        (1,574)       (1,574)

Foreign currency                                                                  420            --           420
                                 ---------     ---------     ---------      ---------     ---------     ---------
Balances, August 31, 2004        5,360,000         5,360        11,771          1,979       (11,605)        7,505

Shares issued to North Coast
  in reverse merger              1,000,000         1,000       (17,474)            --            --       (16,474)

Net loss                                                                           --       (40,128)      (40,128)

Foreign currency                                                                  427            --           427
                                 ---------     ---------     ---------      ---------     ---------     ---------
Balances, August 31, 2005        6,360,000     $   6,360     $  (5,703)     $   2,406     $ (51,733)    $ (48,670)
                                 =========     =========     =========      =========     =========     =========


                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. North Coast Partners, Inc. ("North Coast") was incorporated in the province of British Columbia on July 23, 2001 as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. It was reincorporated in Wyoming and renamed Trans Media, Inc. ("Trans Media") on November 18, 2004. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. North Coast issued 5,360,000 shares to Trans Media's shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to the merger, North Coast had 1,000,000 shares outstanding, so Trans Media's shareholders now hold 84% of the post-acquisition outstanding shares of North Coast.

North Coast's business strategy is to grow in stature in the fast expanding South Asian population in North America's multicultural society by sponsoring musical concerts and by producing music (audio and video) in various categories such as children's songs and wedding songs from various regions of South Asia.

North Coast's fiscal year end is August 31st.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, North Coast considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. North Coast recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. As of August 31, 2005, North Coast has no revenues.

Income Taxes. Canadian income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Foreign currency translation. North Coast's assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Income statement elements are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than Canadian dollars, the functional currency.
Basic and diluted Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. There were no options outstanding at August 31, 2005 and 2004. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recently issued accounting pronouncements. North Coast does not expect the adoption of recently issued accounting pronouncements to have a significant impact on North Coast results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, North Coast incurred recurring net losses of $40,128 and $1,574 in fiscal 2005 and 2004, respectively, has an accumulated deficit of $51,733 and a working capital deficit of $48,670 as of August 31, 2005. These conditions raise substantial doubt as to North Coast's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and loans from related parties. The financial statements do not include any adjustments that might be necessary if North Coast is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. If the note is not paid in full by December 6, 2005, the balance may be convertible in whole or in part into North Coast common stock at a conversion rate of $0.10 per share at the option of the Lender. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and possibly book intrinsic value at that time.

NOTE 4 - COMMON STOCK

On July 23, 2001 (inception) one share was issued to the founding shareholder. In November 2002, Trans Media issued 5,359,999 shares of common stock for cash proceeds totaling $17,131. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. North Coast issued 5,360,000 shares to Trans Media's shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to this merger, North Coast had 1,000,000 shares outstanding, so Trans Media's shareholders now hold 84% of the post-acquisition total outstanding shares of North Coast.

NOTE 5 - COMMITMENTS

North Coast principal office is in the office of North Coast's president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 6 - INCOME TAXES

North Coast uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, North Coast incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $66,000 at August 31, 2005, and will expire in the years 2010 through 2012.

At August 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets
  Net operating losses                       $ 16,000
  Less:  valuation allowance                  (16,000)
                                             --------
Net deferred tax asset                       $      0
                                             ========

NOTE 7 - SUBSEQUENT EVENTS

On September 7, 2005, the due date of the February 27, 2005 promissory note in the amount of $29,500 was extended to December 6, 2005, with the terms remaining the same (see note 3). On September 8, 2005, North Coast borrowed $10,500 from a related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. If the note is not paid in full or part by December 7, 2005, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and possibly book intrinsic value at that time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 15, 2005, we engaged Malone & Bailey, P.C. having an address at 2925 Briarpark, Suite 930, Houston, Texas 77042, as our new principal independent accountants, following the dismissal of our prior principal independent accountants, Pritchett Siler & Hardy, which occurred on February 15, 2005. Our Board of Directors recommended and approved the decision to change accountants.

The reports of our former accountants, Pritchett Siler & Hardy, on the financial statements for either of the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during our two most recent fiscal years and through February 15, 2005, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of our former accountants, would have caused our former accountants to make reference to the subject matter of the disagreements in connection with its reports. No "reportable events" (as defined in 17 C.F.R. 229.304(a)(1)(v)) occurred within our two most recent fiscal years nor through February 15, 2005.

As of February 15, 2005, we engaged Malone & Bailey, P.C., as our new principal independent accountants. Our Board of Directors recommended and approved the appointment Malone & Bailey, P.C. as our new principal independent accountants. During our two most recent fiscal years and through February 15, 2005, we did not consult Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Malone & Bailey that they concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" (as defined in 17 C.F.R. 304(a)(1)(iv) and the related instructions) or a "reportable event" (as defined in 17 C.F.R. 304(a)(1)(v)).

We have provided Pritchett Siler & Hardy, our former accountants, with a copy of this disclosure and have requested that they furnish it with a letter addressed to the U.S. Securities and Exchange Commission ("SEC") stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from our former accountants addressed to the SEC dated February 17, 2005 was filed as Exhibit 16.1 to the Current Report on Form 8-K, dated February 15, 2005, filed with the SEC on February 17, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

      (b) Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

              Name                         Age                      Positions and Offices
-------------------------    ------------------------     --------------------------------------
Wong Peck Ling                 35                          Chief Financial Officer and Director
Mel Venkateswaran              59                          Chief Executive Officer and Director
Don Montague                   64                          Secretary


Wong Peck Ling has been our Chief Financial Officer and a director since January 30, 2004, and was our Chief Executive from January 30, 2004 until December 13, 2004. From July 1992 to September 1995, Ms. Wong was an external auditor with Ernst & Young Public Accountants in Kuala Lumpur, Malaysia. In June 1997, Ms. Wong joined Insinger Brumby, a Labuan private management company and is presently an executive director. Ms. Wong is a member of the CPA Australia
(CPA), a Chartered Accountant with the Malaysian Institute of Accountants. Ms. Wong graduated in July 1992 with a Bachelor of Economics degree, majoring in Accounting from Monash University, Melbourne, Australia.

Don Montague has been our Secretary since September 29, 2004. From 1985 until 2003, Mr. Montague ran his own consulting firm that provided advice to companies in producing and marketing television, video, radio and commercials. From 2003 to present, Mr. Montague has been the Vice-Chairman of Colorado Business Council, a non-profit, state-wide equal opportunity chamber of commerce organization made up of business owners and professionals. In August 2000, Mr. Montague received the "Aegis Award of Excellence" for video production and in August 1980 he received the Colorado Broadcasters Association Award for direction in the category of "Best Documentary Program". Mr. Montague graduated from Northwest Television School, Hollywood, California in 1959.

Mel Venkateswaran has been our Chief Executive Officer since December 13, 2004, and has been a director since December 13, 2004. Presently, Mr. Venkateswaran is also a registered industrial accountant and has had his own Canadian accounting practice since 1987. From the early 1960's to 2005, Mr. Venkateswaran has developed his singing career, performing in Bombay, Delhi, Calcutta and northern India, US, Germany, and appearing on television in Canada. Over the years, he has been featured in programs sponsored by various cultural organizations including appearances in Toronto, London, Vancouver, Kitchener, Ottawa, Calgary, Edmonton, Montreal and Winnipeg in Canada. Mr. Venkateswaran has performed in London, UK for the Gujarathi Association of London, participated in fund raising cultural competitions in Trinidad, and has led musical troupes for performances in Zaire, East Africa including Kampala, Malaysia, Nairobi, Kenya, Tanzania and Mwanza. He is featured at the Asian Television Network on TV in Canada twice a year. Mr. Venkateswaran is an accomplished singer in various ethnic languages, release in 1988 of his first recording with multicultural orchestra sponsored by the Eastern Fine Arts Academy of Toronto. Mr. Venkateswaran received his Masters Degree in Management Sciences from Ottawa University and graduated with an MBA from York University, Canada in 1975.

Board of directors committees and other information

      Our directors of the Company have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

      We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

      There are no family relationships among our directors or officers.

Section 16(a) beneficial reporting compliance

      The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended August 31, 2005 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Committees

      During the last fiscal year, the Board took five actions by unanimous written consents.

      The Board of Directors has not established an audit, nominating and compensation committees. The Board is of the opinion that such committees are not necessary because the entire Board consists of two members who have been performing the functions of such committees.

      We do not currently have a process for security holders to send communications to the Board.

Code of Ethics

      Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. We expect to adopt a written Code of Business Conduct and Ethics during the current fiscal year ending August 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Executive compensation

      The following table sets forth all compensation awarded to, earned by, or paid for services in all capacities during 2005, 2004 and 2003 by our Chief Executive Officer and Chief Financial Officer.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long
                                       Annual        Compensation                      Term         Compensation
------------------------------------------------------------------------------------------------------------------------------------
Name and                                                              Other            Restricted    Securities       All
Principal Position                                                    Annual           Stock         Underlying       Other
                             Year(3)   Salary        Bonus            Compensation     Awards        Options          Compensation
------------------------------------------------------------------------------------------------------------------------------------
Mel Venkateswaran, Chief
Executive Officer (1)        2005      $    -0-      $    -0-         $   -0-               0              0         $    -0-
                             2004      $    -0-      $    -0-         $   -0-               0              0         $    -0-
                             2003      $    -0-      $    -0-         $   -0-               0              0         $    -0-
------------------------------------------------------------------------------------------------------------------------------------
Wong Peck Ling,
Chief Financial Officer      2005      $    -0-      $    -0-         $   -0-               0              0         $    -0-
                             2004      $    -0-      $    -0-         $   -0-               0              0         $    -0-
                             2003      $    -0-      $    -0-         $   -0-               0              0         $    -0-
------------------------------------------------------------------------------------------------------------------------------------
Jehu Hand,
Chief Executive Officer and  2005      $    -0-      $    -0-         $   -0-               0              0         $    -0-
Chief Financial Officer (2)  2004      $    -0-      $    -0-         $   -0-               0              0         $    -0-
                             2003      $    -0-      $    -0-         $   -0-               0              0         $    -0-
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Venkateswaran has been Chief Executive Officer since December 13,
      2004.
(2) Mr. Hand served as Chief Executive Officer and Chief Financial Officer through December 13, 2004.
(3) In February 2005, we changed to an August 31 fiscal year from a June 30 fiscal year. In the above chart, the information for 2004 and 2003 is being presented on an August 31 fiscal year basis.

Employment agreements

      We do not have any employment or any similar agreements with any of our officers.

      We did not grant any options to any employee or executive officer during the year ended August 31, 2005. Our 1994 Stock Option Plan expired on April, 2004.

Compensation of directors

      Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

Compensation committee report on executive compensation

      None of our officers receive any salary or other compensation. Consequently, we do not have any compensation plans, programs and policies with regard to our executive officers or employees.

Stock price performance presentation

      Our common stock has never traded on any exchange or other trading medium. Consequently, we do have any basis to present a graph showing historical stock performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table lists, as of November 25, 2005, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of the shares of our common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

      The percentages below are calculated based on 6,360,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

      Unless otherwise indicated, the business address of each such person is 909 Logan Street, Suite 7J, Denver, Colorado 80203.


                                             Amount and nature
     Name of Beneficial Owner              of beneficial ownership    Percent of Class
     ------------------------              -----------------------    ----------------
Wong Peck Ling(1)                                       806,000(3)            12.7%

Stamford Bridge Holdings Limited                        806,000(3)            12.7%

Mel Venkateswaran (1)                                   240,000                3.8%

Don Montague (2)                                              0                  0%

All Directors and Officers as a group                 1,046,000               16.4%
(3 persons)

(1)   Director and officer.

(2)   Officer.

(3) Stamford Bridge Holdings Limited owns 806,000 shares of our common stock. Ms. Wong is the sole shareholder of Stamford Bridge Holdings Limited and is deemed to beneficially own the shares owned by Stamford Bridge Holdings Limited

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 7, 2005, we borrowed $29,500 from one of our shareholders, Stamford Bridge Holdings Limited. The terms of the original promissory note were amended on March 7, 2005 to extend the original due date of June 2005 to September 2005. If the note is not paid in full by September 6, 2005, the balance may be convertible in whole or in part into shares of our common stock at a conversion rate of $0.10 per share at the option of the holder of the note. This was further extended with an addendum dated September 7, 2005 to extend the original due date to December 2005 under the same terms. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of our common stock on the date the note was issued. If the contingency is triggered, we will be required to remeasure the conversion feature and potentially record intrinsic value at that time. On September 8, 2005, we borrowed a further $10,500 from Stamford Bridge Holdings Limited under the terms of a promissory note. If the note is not paid in full by December 7, 2005, the balance may be convertible in whole or in part into shares of our common stock at a conversion rate of $0.10 per share at the option of the holder of the note. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of our common stock on the date the note was issued. If the contingency is triggered, we will be required to remeasure the conversion feature and potentially record intrinsic value at that time.

ITEM 13.    EXHIBITS

 Number     Description
 ------     -----------

      3.1 Certificate of Incorporation (filed as Exhibit 3.1 to our registration statement on Form 10-SB filed with the SEC on February 8, 2000 (SEC File No. 000-29397) (the "2000 Form 10-SB") and
            incorporated herein by reference).

      3.2 Bylaws (filed as Exhibit 3.2 to the 2000 Form 10-SB and incorporated herein by reference).

      10.1 Plan of Arrangement and Share Exchange Agreement dated for reference September 29, 2004, between North Coast Partners, Inc., Transworld Media Inc. and the Shareholders of Transworld Media Inc. (filed as
            Exhibit 10.1 to the Current Report on Form 8-K, dated December 13, 2004, filed with the SEC on December 15, 2004 (the "2004 Merger Form 8-K") and incorporated herein by reference)

      10.2 Order No. L042799 issued by the Supreme Court of British Columbia in the Matter of the Arrangement among Transworld Media Inc. and its members and North Coast Partners, Inc. (filed as Exhibit 10.2 to the 2004 Merger Form 8-K and incorporated herein by reference)

      16.1 Letter from Pritchett Siler & Hardy, to the Securities and Exchange Commission, dated February 17, 2005, on the change in the certifying accountant (filed as Exhibit 16.1 to the Current Report on Form 8-K, dated February 15, 2005, filed with the SEC on February 17, 2005, and incorporated herein by reference)

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley*

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

      Malone & Bailey, PC are our independent auditors. We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

Audit Fees

      The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the fiscal year ended August 31, 2005 and 2004 was $8,000 and $4,100, respectively. The aggregate fees billed by Pritchett Siler & Hardy, our former independent auditors, for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the fiscal year ended June 30, 2004 and interim period through February 15, 2005 (the date of dismissal) was $3,500.

Audit-Related Fees

      The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended August 30, 2005 (by Malone & Bailey PC) and the fiscal year ended June 30, 2004 (by Pritchett Siler & Hardy) was $0 and $0, respectively.

Tax Fees

      The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended August 30, 2005 (by Malone & Bailey PC) and the fiscal year ended June 30, 2004 (by Pritchett Siler & Hardy) was $0 and $0, respectively.

All Other Fees

      The aggregate fees billed for all other professional services rendered by our independent auditors for for the fiscal year ended August 30, 2005 (by Malone & Bailey PC) and the fiscal year ended June 30, 2004 (by Pritchett Siler & Hardy) was $0 and $0, respectively.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

      Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                 SIGNATURE PAGE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORTH COAST PARTNERS, INC.

Dated:  November 30, 2005
                                     By: /s/ Wong Peck Ling
                                         ---------------------------------------
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)

           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

November 30, 2005                    By: /s/ Mel Venkateswaran
                                         -----------------------------------
                                             Mel Venkateswaran
                                             Chief Executive Officer
                                             & Director
                                             (Principal Executive Officer)

November 30, 2005                    By: /s/ Wong Peck Ling
                                         -----------------------------------
                                             Wong Peck Ling
                                             Chief Financial Officer
                                             & Director
                                             (Principal Financial and
                                             Accounting Officer)