Form 10QSB
period 2005-11-30
NORTH COAST PARTNERS INC
filed 2006-01-17
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

                        Commission File Number 000-29397

                           NORTH COAST PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     33-0619528
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               909 Logan Street, Suite 7J, Denver, Colorado, 80203
                     (Address of principal executive office)

                                 (516) 569-9629
                            Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

The number of shares of the issuer's common stock outstanding as of January 17, 2006 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes  |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
Item 1. Financial Statements                                                 3
Item 2. Management's Discussion and Analysis or Plan of Operation            7
Item 3 Controls and Procedures                                               9
PART II
Item 1.  Legal Proceedings                                                   10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          10
Item 3. Defaults Upon Senior Securities                                      10
Item 4. Submission of Matters to a Vote of Security Holders                  10
Item 5. Other Information                                                    10
Item 6. Exhibits                                                             10

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                November 30, 2005
                                   (Unaudited)
                                     ASSETS

Current assets:
    Cash                                                                               $         5,810
                                                                                       ===============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                   $        14,529
    Accounts payable - related party                                                             3,700
    Accrued expenses                                                                             1,318
    Notes payable - related party                                                               40,000
                                                                                       ---------------
         Total current liabilities                                                              59,547
Commitments and contingencies                                                                       --
Stockholders' deficit
    Preferred stock, par value $.001, 1,000,000 shares
         authorized, no shares issued and outstanding                                               --
    Common stock, par value $.001, 20,000,000 shares
         authorized; 6,360,000 shares issued and outstanding                                     6,360
    Paid in capital                                                                             (5,703)
    Deficit accumulated during the development stage                                           (56,853)
    Other comprehensive income:
         Equity adjustment on foreign currency translation                                       2,459
                                                                                       ---------------
         Total stockholders' deficit                                                           (53,737)
                                                                                       ---------------
         Total liabilities and stockholders' deficit                                   $         5,810
                                                                                       ===============

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
               STATEMENTS OF EXPENSES AND OTHER COMPREHENSIVE LOSS
               Three Months Ended November 30, 2005 and 2004, and
         Period from July 23, 2001 (Inception) through November 30, 2005
                                   (Unaudited)

                                                                                      Inception
                                                                                        through
                                                 2005                   2004             2005
                                              ---------------    ---------------    ---------------
OPERATING EXPENSES                            $         5,120    $           524    $        56,853
                                              ---------------    ---------------    ---------------

NET LOSS                                               (5,120)              (524)           (56,853)
OTHER COMPREHENSIVE INCOME
                FOREIGN CURRENCY ADJUSTMENT                53                812              2,459
                                              ---------------    ---------------    ---------------

COMPREHENSIVE LOSS                            $        (5,067)   $           288    $       (54,394)
                                              ===============    ===============    ===============
BASIC AND DILUTED NET
     LOSS PER COMMON SHARE
                                              $         (0.00)   $          0.00
                                              ===============    ===============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                                    6,360,000          5,360,000
                                              ===============    ===============

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                             STATEMENTS OF CASH FLOW
               Three Months Ended November 30, 2005 and 2004, and
                  Period from July 23, 2001 (Inception) through
                                November 30, 2005
                                   (Unaudited)

                                                                                            Inception
                                                                                             through
                                                         2005              2004                2005
                                                    ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $        (5,120)   $          (524)   $       (56,853)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Changes in:
            Accounts payable                                 (2,726)                --              1,755
            Accrued expenses                                    489                 --              1,318
                                                    ---------------    ---------------    ---------------
    Net cash used in operating activities                    (7,357)              (524)           (53,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock for cash                            --                 --             17,131
    Proceeds from note payable-related party                 10,500                 --             40,000
                                                    ---------------    ---------------    ---------------
        Net cash provided by financing activities            10,500                 --             57,131
                                                    ---------------    ---------------    ---------------
EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                       53                812              2,459
                                                    ---------------    ---------------    ---------------
NET CHANGE IN CASH                                            3,196                288              5,810
CASH AND CASH EQUIVALENTS, beginning of period                2,614              7,505                 --
                                                    ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period            $         5,810    $         7,793    $         5,810
                                                    ===============    ===============    ===============

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. ("North Coast") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in North Coast's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. On September 7, 2005, the due date of the note in the amount was extended to December 6, 2005. If the note is not paid in full or part by December 6, 2005, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. If the note is not paid in full or part by December 7, 2005, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

The contingent conversion feature is not beneficially convertible on either of these notes because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and possibly book intrinsic value at that time.

NOTE 3 - SUBSEQUENT EVENTS

In December 2005 the due dates of the notes payable to related party in the amounts of $29,500 and $10,500 were extended for three months to March 2006 with the terms remaining the same (see note 2).

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements of North Coast Partners, Inc. ("North Coast" or "we"), which are included elsewhere in this Form 10-QSB. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of North Coast. North Coast and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in North Coast's filings with the United States Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

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

Overview

North Coast was organized under the laws of the State of Delaware on April 20, 1994. Prior to December 13, 2004, we had no operating history other than organizational matters, as we were formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies. Prior to December 13, 2004, our primary activity was seeking a merger or acquisition candidate with whom we could either merge or acquire.

On December 13, 2004, North Coast consummated the transactions contemplated by the Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, between North Coast, Trans Media Inc. ("Trans Media"), and all of the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 5,360,000 shares of Trans Media for 5,360,000 shares of North Coast. Such share exchange has been treated as a reverse merger of Trans Media, even though North Coast is the legal parent company of Trans Media. Accordingly, Trans Media is the continuing entity for financial reporting purposes. This means that the financial statements are prepared as if Trans Media changed its name and reorganized its capital stock.

Plan of Operation

North Coast is presently engaged in the production and distribution of musical products and musical performances to the South Asian immigrant population residing in North America. Such distribution is intended to take place mainly through musical concerts, productions and performances, audio and video forms of music in CD format, targeting events, and special occasions such as weddings.

North Coast has completed production of eight (8) musical CD compositions and has developed 10,000 copies of such CD's for release and sale to the public. Such sales are expected to yield initial revenue of $100,000 over the course of the next several months, although there is no guarantee that all or part of the copies will be sold. North Coast intends to distribute and sell its CDs via its web site, which is currently under construction, and sales made at concerts and benefit performances. North Coast intends to advertise its products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. North Coast has been active in community events to raise its profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

North Coast is in the process of completing its ninth CD for release. To this end, North Coast has hired lyricists to write new songs aimed at festive occasions and celebrations. North Coast also intends to produce a musical video within the next six months.

North Coast also has plans to derive revenue from ticket sales of several musical performances which are being arranged for the next twelve months. North Coast has recently been instrumental in organizing a concert to aid the Tsunami victims on February 12, 2005 in British Columbia. Concerts and performances for paid tickets are being planned for several United States cities for the summer and fall of 2006.

Once North Coast's business model is firmly established, North Coast will hire employees to assist with its growth strategy and operations. Future growth plans include engaging niche distributors in the South Asian population market throughout North America to distribute and sell North Coast's products.

There is no expected purchase or sale of any significant equipment or plant and there is no expected significant change in number of employees for the next twelve months.

Results of Operations

For the three months ended November 30, 2005 and 2004, North Coast has no revenues.
Operating expenses increased by $4,596 for the three months ended November 30, 2005 to $5,120 from $524 for the three months ended November 30, 2004. These expenses consist of general administrative expenses and the increases are primarily attributable to professional fees.

Liquidity and Capital Resources

As of November 30, 2005, North Coast had $5,810 in available cash and negative working capital of $53,737. North Coast's management believes that its available cash and the $100,000 it expects to generate in revenues from its business operations during the next twelve months will be sufficient to pay for its operating expenses during the next twelve months. There is no guarantee that such revenue goals will be met. If sufficient revenues are not generated over the next twelve months, North Coast will need to raise additional funds, which it intends to raise by obtaining loans from related parties. North Coast does not currently have any plans to raise capital during the next twelve months.

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to December 2005. On December 7, 2005, the due date was further extended to March 2006. If the note is not paid in full by December 6, 2005, the balance may be convertible in whole or in part into North Coast common stock at a conversion rate of $0.10 per share at the option of the lender.

Off Balance Sheet Arrangements

North Coast does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in North Coast's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, North Coast's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings are pending against North Coast or any of its officers or directors, and we have no knowledge that any such proceedings are threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

31.1     Rule 13a-14(a)/15d14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a)/15d14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certifications

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2006

                                    NORTH COAST PARTNERS, INC.

                                    By:    /s/ Mel Venkateswaran
                                           ----------------------------
                                    Name:  Mel Venkateswaran
                                    Title: President and Chief Executive Officer