Form 10QSB
period 2006-02-28
NORTH COAST PARTNERS INC
filed 2006-04-14
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X|                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2006
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's common stock outstanding as of April 10, 2006 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                           NORTH COAST PARTNERS, INC.

                                   FORM 10-QSB

                        For the Quarter February 28, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I

Item 1.   Financial Statements .............................................   3

Item 2.   Management's Discussion and Analysis or Plan of Operation.........   7

Item 3.   Controls and Procedures...........................................   8

PART II

Item 1. Legal Proceedings...................................................   9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........   9

Item 3. Defaults Upon Senior Securities.....................................   9

Item 4. Submission of Matters to a Vote of Security Holders.................   9

Item 5. Other Information...................................................   9

Item 6. Exhibits and Reports on Form 8-K....................................   9

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                                            (Unaudited)
                                                              2/28/06           8/31/05
                             ASSETS

Current assets:

Cash                                                        $      1,738            2,614
                                                            =============================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Accounts payable                                           $     12,774           17,255
 Accounts payable - related party                                  3,700            3,700
 Accrued expenses                                                  1,818              829
 Note payable - related party                                     40,000           29,500
                                                            -----------------------------

 Total current liabilities                                        58,292           51,284
                                                            -----------------------------

Commitments and contingencies                                         --               --

Stockholders' deficit

 Preferred stock, par value $.001, 1,000,000 shares
 authorized; no shares issued and outstanding                                          --
 Common stock, par value $.001, 20,000,000 shares
 authorized; 6,360,000 shares issued and outstanding               6,360            6,360
 Paid in capital                                                  (5,703)          (5,703)
 Deficit accumulated during the development stage                (59,680)         (51,733)
 Other comprehensive income:
 Equity adjustment on foreign currency translation                 2,469            2,406
                                                            -----------------------------

 Total stockholders' deficit                                     (56,554)         (48,670)
                                                            -----------------------------

 Total liabilities and stockholders' deficit                $      1,738            2,614
                                                            =============================

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                             STATEMENTS OF EXPENSES
             Three and Six Months Ended February 28, 2006 and 2005,
                                       and
           Period from July 23, 2001 (Inception) through February 28,
                                      2006
                                   (Unaudited)

                                     Three Months                        Six Months                            Inception
                                         Ended                              Ended                               through
                                         2006              2005             2006               2005              2006
                                     ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES                   $      2,827      $     27,581      $      7,947      $     28,105      $     59,680
                                     ------------      ------------      ------------      ------------      ------------

NET LOSS                                   (2,827)          (27,581)           (7,947)          (28,105)          (59,680)

OTHER COMPREHENSIVE INCOME
    FOREIGN CURRENCY ADJUSTMENT                10               208                63               604             2,469
                                     ------------      ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                   $     (2,817)     $    (27,373)     $     (7,884)     $    (27,501)     $    (57,211)
                                     ============      ============      ============      ============      ============

BASIC AND DILUTED NET
    LOSS PER COMMON SHARE            $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                     ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                         6,360,000         6,186,087         6,360,000         5,782,222
                                     ============      ============      ============      ============

                           NORTH COAST PARTNERS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOW
                Six Months Ended February 28, 2006 and 2005, and
        Period from July 23, 2001 (Inception) through February 28, 2006
                                   (Unaudited)

                                                                                            Inception
                                                                                             through
                                                            2006             2005             2006
                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                             $     (7,947)    $    (28,105)    $    (59,680)

   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Changes in:
         Accounts payable                                     (4,481)           3,100               --
         Accrued expenses                                        989               --            1,818
                                                        ------------     ------------     ------------

      Net cash used in operating activities                  (11,439)         (25,005)         (57,862)
                                                        ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable - related party                 10,500           29,500           40,000
   Issuance of common stock for cash                              --               --           17,131
                                                        ------------     ------------     ------------

      Net cash provided by financing activities               10,500           29,500           57,131
                                                        ------------     ------------     ------------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                        63              604            2,469
                                                        ------------     ------------     ------------

NET CHANGE IN CASH                                              (876)           5,099            1,738

CASH AND CASH EQUIVALENTS, beginning of period                 2,614            7,505               --
                                                        ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                $      1,738     $     12,604     $      1,738
                                                        ============     ============     ============

Supplemental Non-Cash Transactions:

         Accounts payable due to reverse merger         $         --     $     12,774     $     12,774
         Accounts payable - related party due to
            reverse merger                              $         --     $      3,700     $      3,700

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

NOTE 2 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. On September 7, 2005, the due date of the note was extended to December 6, 2005, and in December 2005 the due date of the note was extended to March 2006. If the note is not paid in full or part by March 6, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender,

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006. If the note is not paid in full or part by March 7, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

The contingent conversion feature is not beneficially convertible on either of these notes because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and possibly book intrinsic value at that time.

NOTE 3 - SUBSEQUENT EVENTS

In March 2006, North Coast borrowed an additional $20,050 from the same related party as noted in Note 2. The note is due June 2, 2006, bears interest of the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum and is unsecured. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006 the due dates of the notes payable to related party in the amounts of $29,500 and $10,500 were extended for three months to June 2006 with the terms remaining the same (see note 2).

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

PLAN OF OPERATION

The Company has completed production of eight (8) musical CD compositions and the initial completion of 10,000 copies from the 8 CD compositions for release and sale is expected to yield initial revenue of $100,000 over the course of the next several months that can satisfy its cash requirements for the next twelve months. The Company has plans to derive revenue from ticket sales of several performances that are being arranged for the next twelve months. There is no guarantee that the ticket sales of performances will yield the Company sufficient revenue, there is no guarantee that all or part of the 10,000 copies of CDs will be sold and if sales are limited or do not meet the Company's goal, the Company will need to raise additional funds in the next twelve months through loans from related parties. The Company does not currently have any plans to raise capital during the next twelve months.

The Company is in the midst of completing and fine-tuning its ninth CD for release. The Company has hired lyricists for creation of new songs aimed at future CD composition for festive occasions and celebrations. It intends to produce a musical video within the next six months that would entail studio recording and filming in different regions of Asia for video shots, packaging the design and marketing.

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

RESULTS OF OPERATIONS

For the three and six months ended February 28, 2006 and 2005, the Company has no revenues.

Operating expenses decreased by $24,754 for the three months ended February 28, 2006 to $2,827 from $27,581 for the three months ended February 28, 2005. Operating expenses also decreased by $20,158 for the six months ended February 28, 2006 to $7,947 from $28,105 for the six months ended February 28, 2005. These expenses consist of general administrative expenses and the decreases are primarily attributable to professional fees.

Liquidity and Capital Resources

As of February 28, 2006, North Coast had $1,738 in available cash and negative working capital of $56,554.

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. On September 7, 2005, the due date of the note was extended to December 6, 2005, and in December 2005 the due date of the note was extended to March 2006. If the note is not paid in full or part by March 6, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender. In March 2006 the note was extended for three months to June 2006 with the terms remaining the same.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006. If the note is not paid in full or part by March 7, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender. In March 2006 the due date of the note was extended for three months to June 2006 with the terms remaining the same.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None

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

                                        NORTH COAST PARTNERS, INC.


April 13, 2006                          /s/ Mel Venkateswaran
                                        ---------------------
                                        Mel Venkateswaran
                                        resident and Chief Executive Officer


                                        /s/ Wong Peck Ling
                                        ------------------
                                        Wong Peck Ling
                                        Chief Financial Officer