Form 10QSB
period 2006-05-31
NORTH COAST PARTNERS INC
filed 2006-07-17
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

             X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006
                                       OR

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

The number of shares of the issuer's common stock outstanding as of July 10, 2006 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                           NORTH COAST PARTNERS, INC.

                                   FORM 10-QSB

                          FOR THE QUARTER MAY 31, 2006

                                      INDEX
                                                                            PAGE
                                                                            ----

PART I

Item 1.   Financial Statements .............................................  3

Item 2.   Management's Discussion and Analysis or Plan of Operation.........  7

Item 3.   Controls and Procedures...........................................  9

PART II

Item 1.   Legal Proceedings.................................................  9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  9

Item 3.   Defaults Upon Senior Securities...................................  9

Item 4.   Submission of Matters to a Vote of Security Holders...............  9

Item 5.   Other Information.................................................  9

Item 6.   Exhibits and Reports on Form 8-K..................................  9

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                5/31/2006      8/31/2005
                                                                ---------      ---------
                                     ASSETS
Current assets:

     Cash                                                       $  15,442      $   2,614
     Inventory
                                                                    4,266             --
                                                                ---------      ---------

        Total current assets                                    $  19,708      $   2,614
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                           $  12,774      $  17,255
     Accounts payable - related party                               8,057          3,700
     Accrued expenses                                               2,572            829
     Note payable - related party                                  60,050         29,500
                                                                ---------      ---------

        Total current liabilities                                  83,453         51,284
                                                                ---------      ---------


Commitments and contingencies                                          --             --

Stockholders' deficit

     Preferred stock, par value $.001, 1,000,000 shares

        authorized; no shares issued and outstanding                   --             --
     Common stock, par value $.001, 20,000,000 shares
        authorized; 6,360,000 shares issued and outstanding         6,360          6,360
     Paid in capital                                               (5,703)        (5,703)
     Deficit accumulated during the development stage             (66,931)       (51,733)
     Other comprehensive income:
        Equity adjustment on foreign currency translation           2,529          2,406
                                                                ---------      ---------

        Total stockholders' deficit                               (63,745)       (48,670)
                                                                ---------      ---------

        Total liabilities and stockholders' deficit             $  19,708      $   2,614
                                                                =========      =========

                 See accompanying notes to financial statements

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED MAY 31, 2006 AND 2005, AND
           PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH MAY 31, 2006
                                   (UNAUDITED)

                                                                                                                Inception
                                               Three Months Ended                 Nine Months Ended              Through
                                            2006              2005              2006              2005             2006
                                        -----------       -----------       -----------       -----------       -----------

REVENUES                                $     2,074       $        --       $     2,074       $        --       $     2,074

OPERATING EXPENSES                            9,322             6,583            17,272            34,688            69,005
                                        -----------       -----------       -----------       -----------       -----------

NET LOSS                                     (7,248)           (6,583)          (15,198)          (34,688)          (66,931)

OTHER COMPREHENSIVE INCOME
             FOREIGN CURRENCY
             ADJUSTMENT                          56              (364)              123               240             2,529
                                        -----------       -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                      $    (7,192)      $    (6,947)      $   (15,075)      $   (34,448)      $   (64,402)
                                        ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED NET

             LOSS PER COMMON SHARE      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)
                                        ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES
             OUTSTANDING                  6,360,000         6,360,000         6,360,000         5,977,647
                                        ===========       ===========       ===========       ===========


                 See accompanying notes to financial statements

                           NORTH COAST PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED MAY 31, 2006 AND 2005, AND
           PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH MAY 31, 2006
                                   (UNAUDITED)

                                                                                      Inception
                                                                                       Through
                                                          2006           2005           2006
                                                        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           $(15,198)      $(34,688)      $(66,931)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Changes in:

           Inventory                                      (4,266)            --         (4,266)

           Accounts payable                                 (124)           519          4,357

           Accrued expenses                                1,743            457          2,572
                                                        --------       --------       --------


        Net cash used in operating activities            (17,845)       (33,712)       (64,268)
                                                        --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:


     Proceeds from note payable - related party           30,550         29,500         60,050

     Issuance of common stock for cash                        --             --         17,131
                                                        --------       --------       --------


        Net cash provided by financing activities         30,550         29,500         77,181
                                                        --------       --------       --------


EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                   123            240          2,529
                                                        --------       --------       --------


NET CHANGE IN CASH                                        12,828         (3,972)        15,442


CASH AND CASH EQUIVALENTS, beginning of period             2,614          7,505             --
                                                        --------       --------       --------

CASH AND CASH EQUIVALENTS, end of period                $ 15,442       $  3,533       $ 15,442
                                                        ========       ========       ========

Supplemental Non-Cash Transactions:


           Accounts payable due to reverse merger       $     --       $ 12,774       $ 12,774
           Accounts payable - related party due to

             reverse merger                             $     --       $  3,700       $  3,700

                 See accompanying notes to financial statements

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

NOTE 2 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due in June 2006. If the note is not paid in full or part by June 6, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 7, 2005 was extended several times and is currently due in June 2006. If the note is not paid in full or part by June 7, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The note is due June 2, 2006, bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum and is unsecured. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

The contingent conversion feature is not beneficially convertible on these notes because the conversion price is greater than the fair value of North Coast's common stock on the date the note was issued. If the contingency is triggered, North Coast will be required to remeasure the conversion feature and possibly book intrinsic value at that time.

NOTE 3 - INVENTORY

In March 2006, North Coast purchased inventory from a company owned by one of its principal owners at the seller's cost of $4,357.

NOTE 4 - SUBSEQUENT EVENTS

In June 2006 the due dates of the notes payable to related party in the amounts of $29,500, $10,500, and $20,050 were extended for three months to September 2006 with the terms remaining the same (see note 2).


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

PLAN OF OPERATION

The Company has completed production of eight (8) musical CD compositions and the initial completion of 10,000 copies from the 8 CD compositions for release and sale is expected to yield initial revenue of $100,000 over the course of the next several months that can satisfy its cash requirements for the next twelve months. During the quarter ended May 31, 2006, the Company commenced selling such copies of CDs, generating $173 in revenues.

The Company has plans to derive revenue from ticket sales of several performances that are being arranged for the next twelve months. During the quarter ended May 31, 2006, the Company held one such musical performance, which generated $1,901 in revenues from ticket sales.

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

RESULTS OF OPERATIONS

For the three and nine months ended May 31, 2006 the Company has revenues of $2,074. There were no revenues for the three and nine months ended May 31, 2005. The revenues of the Company increased during the fiscal quarter ended May 31, 2006 as compared to the same period of the preceding year because during such quarter the Company commenced selling copies of its CD's, generating $173 in revenues, and held a musical performance, generating $1,901 in revenues from ticket sales.

t 0 0 Operating expenses increased by $2,740 for the three months ended May 31, 2006 to $9,322 from $6,583 for the three months ended May 31, 2005. Operating expenses decreased by $17,418 for the nine months ended May 31, 2006 to $17,270 from $34,688 for the nine months ended May 31, 2005. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006, North Coast had $15,442 in available cash and negative working capital of $63,742.

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. In September 2005, the due date of the note was extended to December 2005; in December 2005 the due date of the note was extended to March 2006; in March 2006 the due date of the note was extended to June 2006; and in June 2006 the due date of the note was extended to September 2006. If the note is not paid in full or part by September 6, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006; in March 2006 the due date of the note was extended to June 2006; and in June 2006 the due date of the note was extended to September 2006. If the note is not paid in full or part by September 7, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 2, 2006. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender. In June 2006 the due date of this note was extended to September 2, 2006 with the terms remaining the same.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

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


                                      NORTH COAST PARTNERS, INC.


July 17, 2006                         /s/ Mel Venkateswaran
                                      -----------------------------------------
                                          Mel Venkateswaran
                                          President and Chief Executive Officer