Form 10KSB
period 2006-08-31
NORTH COAST PARTNERS INC
filed 2006-11-30
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

                        Commission File Number: 000-29397

                           NORTH COAST PARTNERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  33-0619528
                --------                                  ----------
    (State or other jurisdiction of           (IRS Employer Identification No.)
             incorporation)

                           909 Logan Street, Suite 7J
                             Denver, Colorado 80203
                             ----------------------
                    (Address of principal executive offices)

                                 (516) 887-8200
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

The issuer's revenues for its most recent fiscal year were $2,091.

The aggregate market value of voting common stock held by non-affiliates of the Registrant was not determined because the Registrant's voting stock is not publicly traded.

The number of shares of the issuer's common stock issued and outstanding as of November 28, 2006 was 6,360,000 shares.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes |_| No |X|.

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I
  Item 1.    Description of business.......................................     4
  Item 2.    Description of property.......................................     6
  Item 3.    Legal proceedings.............................................     6
  Item 4.    Submission of matters to a vote of security holders...........     6

PART II
  Item 5.    Market for common equity and related stockholder matters......     6
  Item 6.    Management's discussion and analysis or plan of operation.....     7
  Item 7.    Financial statements..........................................    11
  Item 8.    Changes in and disagreements with accountants on
             accounting and financial disclosure...........................    19
  Item 8a.   Controls and procedures.......................................    19
  Item 8b.   Other information.............................................    19

PART III
  Item 9.    Directors, executive officers, promoters and control
             persons; compliance with section 16(a) of the exchange act....    20
  Item 10.   Executive compensation........................................    22
  Item 11.   Security ownership of certain beneficial owners and
             management..........................23...
  Item 12.   Certain relationships and related transactions................    24
  Item 13.   Exhibits......................................................    25
  Item 14.   Principal accountant fees and services........................    26

SIGNATURES
CERTIFICATIONS

                                     PART I

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Description of Business.

History

Our Company was incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation and until December 13, 2004, we had no operating history other than organizational matters.

On December 13, 2004, we acquired Trans Media Inc. ("Trans Media"), a Wyoming corporation, by acquiring all of its issued and outstanding shares from its shareholders pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, among our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 5,360,000 shares of common stock of Trans Media for 5,360,000 shares of our Company's common stock, which represented 84.28% of the outstanding shares of our Company's common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of our Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

Trans Media was incorporated in the province of British Columbia on July 23, 2001 as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. It was reincorporated in Wyoming and renamed Trans Media, Inc. on November 18, 2004. Since October 2002, Trans Media has been engaged in the production and distribution of musical CD's and musical performances targeted to the South Asian immigrants residing in North America.

Business Description

Through Trans Media, we are presently engaged in the production and distribution of musical CD's and musical performances targeted to the South Asian immigrant population residing in North America, including immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies. We focus on two niche markets: music geared to children; and music intended for special occasions, such as weddings.

Prior to becoming our Chief Executive Officer, Mel Venkateswaran had released musical recordings in the form of audio cassettes and CDs dating back to 1982 and is a well known musical figure in the South Asian community. He has also performed and has been mainly featured in many musical concerts over the years with respect to South Asian music in New York, Philadelphia, Cleveland, San Antonio, Los Angeles, Chicago, Detroit and major cities in Canada. Mel Venkateswaran brought to the Company name recognition, experience and expertise to the Company's plan to develop the distribution and sales of South Asian music in the ethnic communities of North America.

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We commenced selling copies of such CD's during the fiscal quarter ended May 31, 2006. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We will advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise its profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

We are in the process of completing our ninth CD for release. To this end, we have hired lyricists to write new songs aimed at festive occasions and celebrations. We also intend to produce a musical video within the next six months.

We also hold concerts and other musical performances and derive revenue from ticket sales at such events. We were instrumental in organizing a concert held on February 12, 2005, in British Columbia for the benefit of the victims of the Tsunami that hit Southeast Asia in January 2005. During the fiscal year ended August 31, 2006, we held one musical performance. Additional concerts and performances are being planned for several United States cities during the next twelve months.

Item  2. Properties.

We lease approximately 675 square feet of office space in Denver, Colorado on a month to month basis at no cost.

Item  3. Legal Proceedings.

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

Item  4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board. As of November 28, 2006, there were approximately 140 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 13, 2004, we issued 5,360,000 shares of our common stock to the shareholders of Trans Media Inc. pursuant to a share exchange agreement among our Company, Trans Media Inc., and the shareholders of Trans Media Inc. In exchange for the shares of our common stock that we issued to the Trans Media shareholders, we received all of the outstanding shares of common stock of Trans Media Inc., thereby making Trans Media Inc. our wholly owned subsidiary. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The Supreme Court of British Columbia approved the share exchange as being fair to the shareholders of Trans Media on December 13, 2004. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the year ended August 31, 2006.

Equity Compensation Plans

We do not have any equity compensation plans.

Item  6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We are presently engaged in the production and distribution of musical CD's and musical performances to the South Asian immigrant population residing in North America, including immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies. We focus on two niche markets: music geared to children and music intended for special occasions, such as weddings.

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We began selling copies of such CD's during the quarter ended May 31, 2006, and have generated $190 in sales since then. Such sales are expected to yield initial revenue of $100,000, although there is no guarantee that all or part of the copies will be sold. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We intend to advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise its profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

We are in the process of completing our ninth CD for release. To this end, we have hired lyricists to write new songs aimed at festive occasions and celebrations. We also intend to produce a musical video within the next six months.

We also have plans to derive revenue from ticket sales of several musical performances which are being arranged for the next twelve months. During the fiscal year ended August 31, 2006, we held one musical performance, generating $1,901 in revenues from ticket sales. Additional concerts and performances are being planned for several United States cities during the next twelve months.

We believe that the revenues we expect to be generated by the sales of copies of our CD's and the sales of tickets at our musical performances will be sufficient to satisfy our cash requirements for the next twelve months. There is no guarantee that such sales will yield our Company revenues sufficient to satisfy our cash requirements. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We do not expect to purchase or sell any significant equipment over the next twelve months. Once our business model is firmly established, we will hire employees to assist with our growth strategy and operations. Future growth plans include engaging niche distributors in the South Asian population market throughout North America to distribute and sell North Coast's products.

Results of Operations

Fiscal Year Ended August 31, 2006 Compared to Fiscal Year Ended August 31, 2005.

During the fiscal year ended August 31, 2006 we had revenues of $2,091. There were no revenues for the fiscal year ended August 31, 2005. Our revenues increased during the fiscal year ended August 31, 2006 as compared to the preceding fiscal year because during fiscal 2006 our Company commenced selling copies of our musical CD's, generating $190 in revenues, and held a musical performance, generating $1,901 in revenues from ticket sales.

Operating expenses decreased by $12,180 during the fiscal year ended August 31, 2006 to $27,119 from $39,299 for the fiscal year ended August 31, 2005. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of August 31, 2006, we had $11,539 in available cash and a working capital deficit of $76,158.

On February 7, 2005, we borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. In September 2005, the due date of the note was extended to December 2005; in December 2005 the due date of the note was extended to March 2006; in March 2006 the due date of the note was extended to June 2006; in June 2006 the due date of the note was extended to September 2006; in September 2006, the due date of the note was extended to March 2007. If the note is not paid in full or part by March 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

On September 8, 2005, we borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006; in March 2006 the due date of the note was extended to June 2006; in June 2006 the due date of the note was extended to September 2006; in September 2006, the due date of the note was extended to March 2007. If the note is not paid in full or part by March 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 2, 2006. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender. In June 2006, the due date of this note was extended to September 2, 2006, and on such date, the note was extended to March 2007, with the terms remaining the same.

Going Concern

We incurred recurring net losses of $27,576 and $40,128 in the fiscal years ended August 31, 2006 and 2005, respectively, and we have an accumulated deficit of $79,309 and a working capital deficit of $76,158 as of August 31, 2006. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

Item  7. Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   North Coast Partners, Inc.
  (A Development Stage Company)
   Vancouver, British Columbia

We have audited the accompanying balance sheets of North Coast Partners, Inc. (A Development Stage Company) as of August 31, 2006 and 2005 and the related statements of operations, stockholders' deficit, and cash flows for the two years ended August 31, 2006 and the period from July 23, 2001 (Inception) through August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. as of August 31, 2006 and 2005 and the results of operations and cash flows for the two years ended August 31, 2006 and the period from July 23, 2001 (Inception) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that North Coast Partners, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, North Coast Partners, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 2, 2006

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                            August 31, 2006 and 2005

                                                            2006       2005
                                                          --------   --------
                           ASSETS
Current assets:
  Cash                                                    $ 11,539   $  2,614
  Inventory                                                  2,485         --
                                                          --------   --------
    Total current assets                                  $ 14,024   $  2,614
                                                          ========   ========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                        $ 18,774   $ 17,255
  Accounts payable - related party                           8,032      3,700
  Accrued interest                                           3,326        829
  Note payable - related party                              60,050     29,500
                                                          --------   --------
    Total current liabilities                               90,182     51,284
                                                          --------   --------

Commitments and contingencies                                   --         --

Stockholders' deficit

  Preferred stock, par value $.001, 1,000,000 shares
    authorized; no shares issued and outstanding                --         --
  Common stock, par value $.001, 20,000,000 shares
    authorized; 6,360,000 shares issued and outstanding      6,360      6,360
  Additional paid in capital                                (5,703)    (5,703)
  Deficit accumulated during the development stage         (79,309)   (51,733)
  Other comprehensive income:

    Equity adjustment on foreign currency translation        2,494      2,406
                                                          --------   --------
    Total stockholders' deficit                            (76,158)   (48,670)
                                                          --------   --------
    Total liabilities and stockholders' deficit           $ 14,024   $  2,614
                                                          ========   ========

                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                    Years Ended August 31, 2006 and 2005, and
          Period from July 23, 2001 (Inception) through August 31, 2006

                                                                   Inception
                                                                    through
                                            2006          2005        2006
                                         ----------   ----------   --------
Revenues                                 $    2,091   $       --   $  2,091
Cost of sales                                    51           --         51
General and administrative expenses          27,119       39,299     78,023
                                         ----------   ----------   --------
Net loss from operations                    (25,079)     (39,299)   (75,983)
Interest expense                              2,497          829      3,326
                                         ----------   ----------   --------
Net loss                                    (27,576)     (40,128)   (79,309)
Other comprehensive income:
  Foreign currency adjustment                    88          427      2,494
                                         ----------   ----------   --------
Comprehensive loss                       $  (27,488)  $  (39,701)  $(76,815)
                                         ==========   ==========   ========
Basic and diluted net loss per share     $    (0.00)  $    (0.01)
                                         ==========   ==========
Basic and diluted weighted average
  shares outstanding                      6,360,000    6,074,286
                                         ==========   ==========

                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
         Periods from July 23, 2001 (Inception) through August 31, 2006

                                                                                     Deficit
                                   Number of                                       accumulated
                                     Common                            Other        during the
                                     Shares    Common    Paid in   Comprehensive   development
                                     Issued     Stock    Capital       Income         stage       Totals
                                   ---------   ------   --------   -------------   -----------   --------
Shares issued to founder                   1   $   --   $     --       $   --       $     --     $     --
                                   ---------   ------   --------       ------       --------     --------
Balances, August 31, 2002                  1       --         --           --             --           --
Issuance of common stock
  for cash                         5,359,999    5,360     11,771           --             --       17,131
Net loss                                  --       --         --           --        (10,031)     (10,031)
Foreign currency
  translation adjustment                  --       --         --        1,559             --        1,559
                                   ---------   ------   --------       ------       --------     --------
Balances, August 31, 2003          5,360,000    5,360     11,771        1,559        (10,031)       8,659
Net loss                                  --       --         --           --         (1,574)      (1,574)
Foreign currency translation
  adjustment                              --       --         --          420             --          420
                                   ---------   ------   --------       ------       --------     --------
Balances, August 31, 2004          5,360,000    5,360     11,771        1,979        (11,605)       7,505
Shares retained by North Coast
  shareholders in reverse merger   1,000,000    1,000    (17,474)          --             --      (16,474)
Net loss                                  --       --         --           --        (40,128)     (40,128)
Foreign currency translation
  adjustment                              --       --         --          427             --          427
                                   ---------   ------   --------       ------       --------     --------
Balances, August 31, 2005          6,360,000    6,360     (5,703)       2,406        (51,733)     (48,670)
Net loss                                  --       --         --           --        (27,576)     (27,576)
Foreign currency
  translation adjustment                  --       --         --           88             --           88
                                   ---------   ------   --------       ------       --------     --------
Balances, August 31, 2006          6,360,000   $6,360   $ (5,703)      $2,494       $(79,309)    $(76,158)
                                   =========   ======   ========       ======       ========     ========

                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Years Ended August 31, 2006 and 2005, and
          Period from July 23, 2001 (Inception) through August 31, 2006

                                                                      Inception
                                                                       through
                                                  2006       2005       2006
                                                --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(27,576)  $(40,128)  $(79,309)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in:
      Inventory                                   (2,485)        --     (2,485)
      Accounts payable                             5,851      4,481     10,332
      Accrued expenses                             2,497        829      3,326
                                                --------   --------   --------
    Net cash used in operating activities        (21,713)   (34,818)   (68,136)
                                                --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party      30,550     29,500     60,050
  Issuance of common stock for cash                   --         --     17,131
                                                --------   --------   --------
    Net cash provided by financing activities     30,550     29,500     77,181
                                                --------   --------   --------
EFFECT OF EXCHANGE RATE ON CHANGES IN CASH            88        427      2,494
                                                --------   --------   --------
NET CHANGE IN CASH                                 8,925     (4,891)    11,539
CASH AND CASH EQUIVALENTS, beginning of period     2,614      7,505         --
                                                --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period        $ 11,539   $  2,614   $ 11,539
                                                ========   ========   ========
Supplemental Non-Cash Transactions:
      Accounts payable due to reverse merger    $     --   $ 12,774   $ 12,774
      Accounts payable - related party due to
        reverse merger                          $     --   $  3,700   $  3,700

                 See accompanying notes to financial statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. North Coast Partners, Inc. ("North Coast") was incorporated in the province of British Columbia on July 23, 2001 as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. It was reincorporated in Wyoming and renamed Trans Media, Inc. ("Trans Media") on November 18, 2004. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. As a result of this transaction the name of the company was changed to North Coast. North Coast issued 5,360,000 shares to Trans Media's shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to the merger, North Coast had 1,000,000 shares outstanding, resulting in Trans Media's shareholders holding 84% of the post-acquisition outstanding shares of North Coast.

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

Revenue Recognition. North Coast recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when services or products are delivered to the customer.

Inventory. Inventory is stated at the lower of cost or market value.

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

Basic and diluted Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. There were no common stock equivalents outstanding at August 31, 2006 and 2005. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recently issued accounting pronouncements. North Coast does not expect the adoption of recently issued accounting pronouncements to have a significant impact on North Coast results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, North Coast incurred recurring net losses of $27,576 and $40,128 in fiscal 2006 and 2005, respectively, has an accumulated deficit of $79,309 and a working capital deficit of $76,158 as of August 31, 2006. These conditions raise substantial doubt as to North Coast's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and loans from related parties. The financial statements do not include any adjustments that might be necessary if North Coast is unable to continue as a going concern.

NOTE 3 - INVENTORY

In March 2006, North Coast purchased inventory from a company owned by one of its principal owners at the seller's cost of $2,538. Inventory consists entirely of music CDs.

NOTE 4 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due in September 2006.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 7, 2005 was extended several times and is currently due in September 2006. If the note is not paid in full or part by September 7, 2006, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The note is due September 2, 2006, bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum and is unsecured. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

All note agreements contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10/share at the option of the lender. This clause was not in effect as of August 31, 2006 and therefore the notes were not analyzed for a beneficial conversion feature or to determine if they required derivative treatment.

NOTE 5 - COMMON STOCK

On July 23, 2001 (inception) one share was issued to the founding shareholder. In November 2002, Trans Media issued 5,359,999 shares of common stock for cash proceeds totaling $17,131. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. North Coast issued 5,360,000 shares to Trans Media's shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to this merger, North Coast had 1,000,000 shares outstanding, resulting in Trans Media's shareholders holding 84% of the post-acquisition total outstanding shares of North Coast.

NOTE 6 - COMMITMENTS

North Coast's principal office is in the office of North Coast's president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 7 - INCOME TAXES

North Coast uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, North Coast incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $97,010 at August 31, 2006, and will expire in the years 2011 through 2013.

At August 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
  Net operating losses        $ 40,744
  Less: valuation allowance    (40,744)
                              --------
Net deferred tax asset        $      0
                              ========

NOTE 8 - CONCENTRATIONS

During the year ended August 31, 2006, all of North Coast's sales were from one customer.

North Coast relies on one related party lender for all debt.

NOTE 9 - SUBSEQUENT EVENTS

In September 2006 the due dates of the notes payable to related party in the amounts of $29,500, $10,500, and $20,050 were extended for six months to March 2007 with the terms remaining the same (see note 4).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. Specifically, our auditors expressed concerns over our controls and process for accruals of liabilities and accounting for inventory. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

On November 20, 2006, we dismissed National Stock Transfer as the transfer agent of our capital stock. On the same date, we retained Continental Stock Transfer & Trust Company as the transfer agent of our capital stock.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

      Name          Age           Positions and Offices
-----------------   ---   ------------------------------------
Wong Peck Ling       36   Chief Financial Officer and Director
Mel Venkateswaran    60   Chief Executive Officer and Director
Don Montague         65   Secretary

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

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. There are no family relationships among our directors or officers. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics. The Company has not yet adopted a Code of Ethics because it has only two directors.

Item  10. Executive Compensation.

Summary Compensation

The following table presents certain specific information regarding the compensation of our Chief Executive Officer and Chief Financial Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended August 31, 2006, 2005 or 2004.

                                     SUMMARY COMPENSATION TABLE

                                          Annual compensation                              Long-term compensation
                                   -----------------------------   ------------------------------------------------------
                                                                                Awards              Payouts
                                                                   ------------------------------   -------
                                                                                      Securities
                                                    Other annual     Restricted       underlying      LTIP      All other
Name and             Fiscal Year   Salary   Bonus   compensation   stock award (s)   options/SARs   payouts   compenation
principal position     Covered      ($)      ($)        ($)              ($)              (#)         ($)         ($)
(a)                      (b)        (c)      (d)        (e)              (f)              (g)         (h)         (i)
------------------   -----------   ------   -----   ------------   ---------------   ------------   -------   -----------
Mel Venka-               2006        0        0          0                0                0            0           0
Teswaran,                2005        0        0          0                0                0            0           0
CEO                      2004        0        0          0                0                0            0           0
Wong Peck                2006        0        0          0                0                0            0           0
Ling,                    2005        0        0          0                0                0            0           0
CFO                      2004        0        0          0                0                0            0           0
Jeshu Hand,              2006        0        0          0                0                0            0           0
CEO and                  2005        0        0          0                0                0            0           0
CFO(1)                   2004        0        0          0                0                0            0           0

(1) Mr. Hand served as our Chief Executive Officer and Chief Financial Officer through December 13, 2004. In February 2005, we changed to an August 31 fiscal year from a June 30 fiscal year. In the above chart, the information for 2004 is presented on an August 31 fiscal year basis.

Grants of Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended August 31, 2006.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended August 31, 2006, and none of them holds unexercised stock options held as of such date.

Long Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts

There are no employment agreements between our Company and any of our directors or executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 28, 2006, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,360,000 shares of our common stock issued and outstanding as of November 28, 2006. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o North Coast Partners, Inc., 909 Logan Street, Suite 7J, Denver, Colorado 80203.

                                                     Amount and Nature of
Name of Beneficial Owner            Title Of Class   Beneficial Ownership   Percent of Class
---------------------------------   --------------   --------------------   ----------------
Wong Peck Ling(1)                   Common                806,000(3)                12.7%

Stamford Bridge Holdings Limited    Common                806,000(3)                12.7%

Mel Venkateswaran (1)               Common                240,000                    3.8%

Don Montague (2)                    N/A                         0                      0

Directors and Officers as a Group   Common              1,046,000                   16.4%
(3 persons)

(1) Director and officer.

(2) Officer.

(3) Stamford Bridge Holdings Limited owns 806,000 shares of our common stock. Ms. Wong Peck Ling, our Chief Financial Officer and a director, is the sole shareholder of Stamford Bridge Holdings Limited and is deemed to beneficially own the shares owned by Stamford Bridge Holdings Limited.

Item  12. Certain Relationships and Related Transactions.

On February 7, 2005, we borrowed $29,500 from one of our shareholders, Stamford Bridge Holdings Limited; in consideration therefore, we issued a promissory note, in the principal amount of $29,500, to such shareholder. The maturity date of such promissory note was originally scheduled as March 7, 2005, but it has since been extended numerous times, most recently to March 2007. If the note is not paid in full by its maturity date, the balance will be convertible in whole or in part into shares of our common stock at a conversion rate of $0.10 per share at the option of the holder of the note. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of our common stock on the date the note was issued. If the contingency is triggered, we will be required to remeasure the conversion feature and potentially record intrinsic value at that time.

On September 8, 2005, we borrowed a further $10,500 from Stamford Bridge Holdings Limited under the terms of a promissory note. The maturity date of such promissory note was originally scheduled as December 7, 2005, but it has since been extended numerous times, most recently to March 2007. If the note is not paid in full by its maturity date, the balance may be convertible in whole or in part into shares of our common stock at a conversion rate of $0.10 per share at the option of the holder of the note. The contingent conversion feature is not beneficially convertible because the conversion price is greater than the fair value of our common stock on the date the note was issued. If the contingency is triggered, we will be required to remeasure the conversion feature and potentially record intrinsic value at that time.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and was originally due June 2, 2006. The maturity date has been extended numerous times, most recently to March 2007. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

In March 2006, North Coast purchased inventory from a company owned by one of its principal owners at the seller's cost of $2,538.

Item  13. Exhibits.

Number   Description
------   -----------
  3.1 Certificate of Incorporation (filed as Exhibit 3.1 to our registration statement on Form 10-SB filed with the SEC on February 8, 2000 (SEC File No. 000-29397) (the "2000 Form 10-SB") and incorporated herein by reference).

  3.2 Bylaws (filed as Exhibit 3.2 to the 2000 Form 10-SB and incorporated herein by reference).

Number   Description
------   -----------
 10.1 Plan of Arrangement and Share Exchange Agreement dated for reference September 29, 2004, between North Coast Partners, Inc., Transworld Media Inc. and the Shareholders of Transworld Media Inc. (filed as
         Exhibit 10.1 to the Current Report on Form 8-K, dated December 13, 2004, filed with the SEC on December 15, 2004 (the "2004 Merger Form 8-K") and incorporated herein by reference)

 10.2 Order No. L042799 issued by the Supreme Court of British Columbia in the Matter of the Arrangement among Transworld Media Inc. and its members and North Coast Partners, Inc. (filed as Exhibit 10.2 to the 2004 Merger Form 8-K and incorporated herein by reference)

 16.1 Letter from Pritchett Siler & Hardy, to the Securities and Exchange Commission, dated February 17, 2005, on the change in the certifying accountant (filed as Exhibit 16.1 to the Current Report on Form 8-K, dated February 15, 2005, filed with the SEC on February 17, 2005, and incorporated herein by reference)

 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

Item  14. Principal Accountant and Fees.

Malone & Bailey, PC are our independent auditors.

Audit Fees

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the fiscal years ended August 31, 2006 and 2005 were $9,130 and $8,000, respectively. The aggregate fees billed by Pritchett Siler & Hardy, our former independent auditors, for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the fiscal year ended June 30, 2004 and interim period through February 15, 2005 (the date of dismissal) was $3,500.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended August 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal years ended August 31, 2006 and 2005 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal years ended August 31, 2006 and 2005 were $0 and $0, respectively.

Policy on pre-approval of audit and permissible non-audit services

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH COAST PARTNERS, INC.


November 28, 2006                   By: /s/ Mel Venkateswaran
                                        ----------------------------------------
                                    Name: Mel Venkateswaran
                                    Title: Chief Executive Officer and Director
                                           (Principal Executive Officer)


November 28, 2006                   By: /s/ Wong Peck Ling
                                        ----------------------------------------
                                    Name: Wong Peck Ling
                                    Title: Chief Financial Officer and Director
                                           (Principal Financial and Accounting
                                           Officer)