Form 10QSB
period 2006-11-30
NORTH COAST PARTNERS INC
filed 2007-01-16
CIK 1092800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                        Commission File Number: 000-29397

                           NORTH COAST PARTNERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               33-0619528
          --------                                               ----------
(State or other jurisdiction                                   (IRS Employer
      of incorporation)                                     Identification No.)

                       909 Logan Street, Suite 7J, Denver
                                 Colorado 80203
                                 --------------
               (Address of Principal Executive Offices, Zip Code)

                                 (516) 887-8200
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of January 14, 2007: 6,360,000 shares of common stock.

Transitional Small Business Format (check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                           NORTH COAST PARTNERS, INC.

                                   FORM 10-QSB

                        For the Quarter November 30, 2006

                                      INDEX
                                                                            PAGE


PART I

Item 1. Financial Statements ...............................................   3

Item 2. Management's Discussion and Analysis or Plan of Operation...........   7

Item 3. Controls and Procedures.............................................  10

PART II

Item 1. Legal Proceedings...................................................  11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  11

Item 3. Defaults Upon Senior Securities.....................................  11

Item 4. Submission of Matters to a Vote of Security Holders.................  11

Item 5. Other Information...................................................  11

Item 6. Exhibits and Reports on Form 8-K....................................  11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                         11/30/2006       8/31/2006
                                                        ------------    ------------
                                         ASSETS

Current assets:

  Cash                                                  $      8,367    $     11,539
  Inventory                                                    2,428           2,485
                                                        ------------    ------------

  Total current assets                                  $     10,795    $     14,024
                                                        ============    ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                      $     19,524    $     18,774
  Accounts payable - related party                             7,933           8,032
  Accrued interest                                             4,075           3,326
  Note payable - related party                                60,050          60,050
                                                        ------------    ------------

  Total current liabilities                                   91,582          90,182
                                                        ------------    ------------

Commitments and contingencies
                                                        ------------    ------------

  Stockholders' deficit

  Preferred stock, par value $.001, 1,000,000 shares
    authorized; no shares issued and outstanding                  --              --
  Common stock, par value $.001, 20,000,000 shares
    authorized; 6,360,000 shares issued and outstanding        6,360           6,360
  Additional paid in capital                                  (5,703)         (5,703)
  Deficit accumulated during the development stage           (83,904)        (79,309)
  Other comprehensive income:
  Equity adjustment on foreign currency translation            2,460           2,494
                                                        ------------    ------------

  Total stockholders' deficit                                (80,787)        (76,158)
                                                        ------------    ------------

  Total liabilities and stockholders' deficit           $     10,795    $     14,024
                                                        ============    ============

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
               Three Months Ended November 30, 2006 and 2005, and
         Period from July 23, 2001 (Inception) through November 30, 2006
                                   (Unaudited)

                                                                         Inception
                                                                          through
                                           2006            2005            2006
                                       ------------    ------------    ------------
Revenues                               $         --    $         --    $      2,091
Cost of sales                                    --              --              51
General and administrative expenses           3,846           4,631          81,869
                                       ------------    ------------    ------------

Net loss from operations                     (3,846)         (4,631)        (79,829)
Interest expense                                749             489           4,075
                                       ------------    ------------    ------------

Net loss                                     (4,595)         (5,120)        (83,904)

Other comprehensive income:
    Foreign currency adjustment                 (34)             53           2,460
                                       ------------    ------------    ------------

Comprehensive loss                     $     (4,629)   $     (5,067)   $    (81,444)
                                       ============    ============    ============

Basic and diluted net loss per share   $      (0.00)   $      (0.00)
                                       ============    ============

Basic and diluted weighted average
  shares outstanding                      6,360,000       6,360,000
                                       ============    ============

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                             STATEMENTS OF CASH FLOW
                 Three Months Ended November, 2006 and 2005, and
         Period from July 23, 2001 (Inception) through November 30, 2006
                                   (Unaudited)

                                                                                   Inception
                                                                                    through
                                                     2006            2005            2006
                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $     (4,595)   $     (5,120)   $    (83,904)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Changes in:

    Inventory                                              57              --          (2,428)

    Accounts payable                                      651          (2,726)         10,983
    Accrued expenses                                      749             489           4,075
                                                 ------------    ------------    ------------

  Net cash used in operating activities                (3,138)         (7,357)        (71,274)
                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party               --          10,500          60,050
  Issuance of common stock for cash                        --              --          17,131
                                                 ------------    ------------    ------------

  Net cash provided by financing activities                --          10,500          77,181
                                                 ------------    ------------    ------------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH
                                                          (34)             53           2,460
                                                 ------------    ------------    ------------

NET CHANGE IN CASH                                     (3,172)          3,196           8,367

CASH AND CASH EQUIVALENTS, beginning of period         11,539           2,614              --
                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period         $      8,367    $      5,810    $      8,367
                                                 ============    ============    ============

Supplemental Non-Cash Transactions:

  Accounts payable due to reverse merger         $         --    $         --    $     12,774
  Accounts payable - related party due to
    reverse merger                               $         --    $         --    $      3,700

                           NORTH COAST PARTNERS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. ("North Coast") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in North Coast's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of Operation

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

Forward Looking Statements
--------------------------

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Our Company and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the our filings with the United States Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview
--------

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

Plan of Operation
-----------------

We are engaged in the production and distribution of musical CD's and musical performances to the South Asian immigrant population residing in North America, including immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies. We focus on two niche markets: music geared to children and music intended for special occasions, such as weddings.

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We began selling copies of such CD's during the quarter ended May 31, 2006. Such sales are expected to yield initial revenue of $100,000, although there is no guarantee that all or part of the copies will be sold. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We intend to advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise its profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

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

Results of Operations
---------------------

During the three months ended November 30, 2006 and November 30, 2005 we had no revenues.

Operating expenses decreased by $785 during the three months ended November 30, 2006 to $3,846 from $4,631 for the three months ended November 30, 2005. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources
-------------------------------

As of November 30, 2006, we had $8,367 in available cash and a working capital deficit of $80,787.

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

Going Concern
-------------

We incurred recurring net losses of $4,595 and $5,120 in the three months ended November 30, 2006 and 2005, respectively, and we have an accumulated deficit of $83,904 and a working capital deficit of $80,787 as of November 30, 2006. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements
------------------------------

None.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended November 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.      Description
-----------      -----------

31.1             Rule 13a-14(a)/15d14(a)
                 Certifications of Principal Executive Officer

31.2             Rule 13a-14(a)/15d14(a)
                 Certifications of Principal Financial Officer

32.1             Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH COAST PARTNERS, INC.


January 15, 2007                    By:    /s/ Mel Venkateswaran
                                           ---------------------------
                                    Name:  Mel Venkateswaran
                                    Title: President and Chief Executive
                                           Officer (Principal Executive Officer)