Form 10QSB
period 2007-02-28
NORTH COAST PARTNERS INC
filed 2007-04-13
CIK 1092800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2007
                                       OR

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

                   Issuer's telephone number: (516) 887-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|    No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of the issuer's common stock outstanding as of April 09, 2007 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes |_|   No |X|

NORTH COAST PARTNERS, INC.

FORM 10-QSB

For the Quarter February 28, 2007

                                     INDEX
                                                                            PAGE


PART I

Item 1.   Financial Statements                                                3

Item 2.   Management's Discussion and Analysis or Plan of Operation           6

Item 3.   Controls and Procedures                                             8

PART II

Item 1. Legal Proceedings                                                     9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           9

Item 3. Defaults Upon Senior Securities                                       9

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits                                                              10

                           NORTH COAST PARTNERS, INC.
                         (a development stage company)
                                 BALANCE SHEETS


                                                     (Unaudited)
                                                      2/28/2007      8/31/2006
                                                     -----------    -----------
ASSETS

Current assets:
 Cash                                                $     2,820    $    11,539
 Inventory
                                                           2,371          2,485
                                                     -----------    -----------

 Total current assets                                $     5,191    $    14,024
                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                    $    15,574    $    18,774
 Accounts payable - related party
                                                           7,835          8,032
 Accrued interest
                                                           4,841          3,326
 Note payable - related party                             65,050         60,050
                                                     -----------    -----------

 Total current liabilities                                93,300         90,182
                                                     -----------    -----------

Commitments and contingencies                                 --             --

Stockholders' deficit

 Preferred stock, par value $.001, 1,000,000
   shares authorized; no shares issued and
   outstanding                                                --             --
 Common stock, par value $.001, 20,000,000 shares
   authorized; 6,360,000 shares issued and
   outstanding                                             6,360          6,360
 Additional paid in capital                               (5,703)        (5,703)
 Deficit accumulated during the development stage        (91,173)       (79,309)
 Other comprehensive income:
 Equity adjustment on foreign currency translation
                                                           2,407          2,494
                                                     -----------    -----------

 Total stockholders' deficit                             (88,109)       (76,158)
                                                     -----------    -----------

 Total liabilities and stockholders' deficit         $     5,191    $    14,024
                                                     ===========    ===========




                 See accompanying notes to financial statements

                                PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
           Three and Six Months Ended February 28, 2007 and 2006, and
         Period from July 23, 2001 (Inception) through February 28, 2007
                                   (Unaudited)

                                                                                                  Inception
                                         Three Months Ended             Six Months Ended           through
                                        2007            2006           2007           2006           2007
                                     -----------    -----------    -----------    -----------    -----------

Revenues                             $        --    $        --    $        --    $        --    $     2,091
Cost of sales                                 --             --             --             --             51
General and administrative
  expense                                  6,501          2,327         10,347          6,958         88,370
                                     -----------    -----------    -----------    -----------    -----------

Net loss from operations                  (6,501)        (2,327)       (10,347)        (6,958)       (86,330)
Interest expense                             768            500          1,517            989          4,843
                                     -----------    -----------    -----------    -----------    -----------
Net loss                                  (7,269)        (2,827)       (11,864)        (7,947)       (91,173)

Other comprehensive income
  Foreign currency adjustment                (53)            10            (87)            63          2,407
                                     -----------    -----------    -----------    -----------    -----------

Comprehensive loss                   $    (7,322)   $    (2,817)   $   (11,951)   $    (7,884)   $   (88,766)
                                     ===========    ===========    ===========    ===========    ===========

Basic and diluted net
  loss per share                     $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                     ===========    ===========    ===========    ===========

Basic and diluted weighted average
  shares outstanding                   6,360,000      6,360,000      6,360,000      6,360,000
                                     ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements

                           NORTH COAST PARTNERS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOW
                Six Months Ended February 28, 2007 and 2006, and
        Period from July 23, 2001 (Inception) through February 28, 2007
                                  (Unaudited)


                                                                                        Inception
                                                                                         through
                                                            2007           2006            2007
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                $   (11,864)   $    (7,947)   $   (91,173)

 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Changes in:
   Inventory                                                     114             --         (2,371)
   Accounts payable                                           (3,200)        (4,481)         2,800
   Accounts payable-related party                               (197)            --          4,135
   Accrued interest                                            1,515            989          4,841
                                                         -----------    -----------    -----------

 Net cash used in operating activities                       (13,632)       (11,439)       (81,768)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                   5,000         10,500         65,050
  Issuance of common stock for cash                               --             --         17,131
                                                         -----------    -----------    -----------

  Net cash provided by financing activities                    5,000         10,500         82,181
                                                         -----------    -----------    -----------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                       (87)            63          2,407
                                                         -----------    -----------    -----------

NET CHANGE IN CASH                                            (8,719)          (876)         2,820

CASH AND CASH EQUIVALENTS, beginning of period                11,539          2,614             --
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $     2,820    $     1,738    $     2,820
                                                         ===========    ===========    ===========

Supplemental Non-Cash Transactions:

  Accounts payable due to reverse merger                 $        --    $        --    $    12,774
  Accounts payable - related party due to
    reverse merger                                       $        --    $        --    $     3,700


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

NOTE 2 - NOTE PAYABLE-RELATED PARTY

In February 2007, we borrowed $5,000 from a related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 1, 2007. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $11,864 for the six months ended February 28, 2007. We also had an accumulated deficit of $91,173 and a working capital deficit of $88,109 as of February 28, 2007. These conditions raise substantial doubt as to North Coast Partners, Inc.'s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis Or Plan of Operation

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we" "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

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

We expect to generate revenues by selling copies of our CD's and tickets to our musical performances. There is no guarantee that such sales will be sufficient to satisfy our cash requirements. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We do not expect to purchase or sell any significant equipment over the next twelve months. Once our business model is firmly established, we will hire employees to assist with our growth strategy and operations. Future growth plans include engaging niche distributors in the South Asian population market throughout North America to distribute and sell North Coast's products.

Results of Operations

During the three and six months ended February 28, 2007 and February 28, 2006 we had no revenues.

Operating expenses increased by $4,174 for the three months ended February 28, 2007 to $6,501 from $2,327 for the three months ended February 28, 2006. Operating expenses also increased by $3,389 during the six months ended February 28, 2007 to $10,347 from $6,958 for the six months ended February 28, 2006. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of February 28, 2007, we had $2,820 in available cash and a working capital deficit of $88,109.

On February 7, 2005, we borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. Subsequent extensions make the current due date June 1, 2007. If the note is not paid in full or part by June 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

On September 8, 2005, we borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006. Subsequent extensions make the current due date June 1, 2007. If the note is not paid in full or part by June 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 2, 2006. Subsequent extensions make the current due date June 1, 2007. If the note is not paid in full or part by June 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In February 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 1, 2007. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

Going Concern

We incurred a net loss of $11,864 for the six months ended February 28, 2007. We also had an accumulated deficit of $91,173 and a working capital deficit of $88,109 as of February 28, 2007. These conditions raise substantial doubt as to North Coast Partners, Inc.'s ability to continue as a going concern. We are trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

Off Balance Sheet Arrangements

None.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None

Item 5. Other Information

The transfer agent of the Company's capital stock is National Stock Transfer, 1512 South 1100 East, Suite B, Salt Lake City, UT 84105.

Item 6. Exhibits

Exhibits

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


                                NORTH COAST PARTNERS, INC.

April 13, 2007                  /s/ Mel Venkateswaran
                                ---------------------------
                                    Mel Venkateswaran
                                President, Chief Executive Officer, and Director
                                (Principal Executive Officer)

April 13, 2007                  /s/ Wong Peck Ling
                                 -----------------
                                Name:   Wong Peck Ling
                                Title: Chief Financial Officer and Director
                                (Principal Financial Officer)