Form 10QSB
period 2007-05-31
NORTH COAST PARTNERS INC
filed 2007-07-16
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended May 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

____________________

Commission File Number 000-29397

NORTH COAST PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0619528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

909 Logan Street, Suite 7J, Denver, Colorado	80203
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (516) 887-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of July 10, 2007 was 6,360,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

NORTH COAST PARTNERS, INC.

FORM 10-QSB

For the Quarter May 31, 2007

NORTH COAST PARTNERS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	May 31, 2007	August 31, 2006
ASSETS

Current assets:
Cash	$1,560	$11,539
Inventory	2,565	2,485

Total current assets	$4,125	$14,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$12,774	$18,774
Accounts payable - related party	8,173	8,032
Accrued interest	5,713	3,326
Note payable - related party	70,050	60,050

Total current liabilities	96,710	90,182

Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001, 20,000,000 shares
authorized; 6,360,000 shares issued and outstanding	6,360	6,360
Additional paid in capital	(5,703)	(5,703)
Deficit accumulated during the development stage	(95,505)	(79,309)
Other comprehensive income:
Equity adjustment on foreign currency translation	2,263	2,494

Total stockholders' deficit	(92,585)	(76,158)

Total liabilities and stockholders' deficit	$4,125	$14,024

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2007 and 2006, and
Period from July 23, 2001 (Inception) through May 31, 2007
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	2007	2006	2007	2006	2007

Revenues	$-	$2,074	$-	$2,074	$2,091
Cost of sales	-	-	-	-	51
General and administrative expenses	3,461	8,568	13,808	15,529	91,831

Net loss from operations	(3,461)	(6,494)	(13,808)	(13,455)	(89,791)
Interest expense	871	754	2,388	1,743	5,714

Net loss	(4,332)	(7,248)	(16,196)	(15,198)	(95,505)

Other comprehensive income
Foreign currency adjustment	(144)	56	(231)	123	2,263

Comprehensive loss	$(4,476)	$(7,192)	$(16,427)	$(15,075)	$(93,242)

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
shares outstanding	6,360,000	6,360,000	6,360,000	6,360,000

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOW
Nine Months Ended May 31, 2007 and 2006, and
Period from July 23, 2001 (Inception) through May 31, 2007
(Unaudited)

			Inception
			through
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,196)	$(15,198)	$(95,505)

Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Inventory	(80)	(4,266)	(2,565)
Accounts payable	(6,000)	(124)	-
Accounts payable-related party	141	-	4,473
Accrued interest	2,387	1,743	5,713

Net cash used in operating activities	(19,748)	(17,845)	(87,884)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable - related party	10,000	30,550	70,050
Issuance of common stock for cash	-	-	17,131

Net cash provided by financing activities	10,000	30,550	87,181

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(231)	123	2,263

NET CHANGE IN CASH	(9,979)	12,828	1,560

CASH AND CASH EQUIVALENTS, beginning of period	11,539	2,614	-

CASH AND CASH EQUIVALENTS, end of period	$1,560	$15,442	$1,560

Supplemental Non-Cash Transactions:

Accounts payable due to reverse merger	$-	$-	$12,774
Accounts payable - related party due to
reverse merger	$-	$-	$3,700

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in North Coast’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - NOTE PAYABLE-RELATED PARTY

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 2, 2006. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In February 2007, North Coast borrowed $5,000 from a related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and the original due date of June 1, 2007 was extended to October 1, 2007. The balance may be convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

In April 2007, North Coast borrowed $5,000 from a related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due October 1, 2007. The balance may be convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, North Coast incurred a net loss of $16,196 for the nine months ended May 31, 2007. North Coast also had an accumulated deficit of $95,505 and a working capital deficit of $92,585 as of May 31, 2007. These conditions raise substantial doubt as to North Coast Partners, Inc.’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

As used in this Form 10-QSB, references to the "Company," the "Registrant,” we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

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

On December 13, 2004, we acquired Trans Media Inc., a Wyoming corporation, by acquiring all of its issued and outstanding shares from its shareholders pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, among our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 5,360,000 shares of common stock of Trans Media for 5,360,000 shares of our Company's common stock, which represented 84.28% of the outstanding shares of our Company's common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of our Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

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

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We intend to advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise our profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

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

Results of Operations

During the three and nine months ended May 31, 2007 and May 31, 2006 we had revenue of $0 and $2,074 respectively.

Operating expenses decreased by $5,107 for the three months ended May 31, 2007 to $3,461 from $8,568 for the three months ended May 31, 2006. Operating expenses also decreased by $1,721 during the nine months ended May 31, 2007 to $13,808 from $15,529 for the nine months ended May 31, 2006. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of May 31, 2007, we had $1,560 in available cash and a working capital deficit of $92,585.

On February 7, 2005, we borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended to September 2005. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

On September 8, 2005, we borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, with a due date of December 7, 2005. In December 2005 the due date of the note was extended to March 2006. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due June 2, 2006. Subsequent extensions make the current due date October 1, 2007. If the note is not paid in full or part by October 2007, the balance may be convertible at a conversion rate of $0.10 per share at the option of the Lender.

In February 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and the original due date of June 1, 2007 was extended to October 1, 2007. The balance may be convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

In April 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, is unsecured, and is due October 1, 2007. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days. Our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period by this quarterly report on Form 10-QSB such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures remain adequate and effective.

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

NORTH COAST PARTNERS, INC.

July 16, 2007	/s/ Mel Venkateswaran
Mel Venkateswaran
President and Chief Executive Officer