Form 10KSB
period 2007-08-31
NORTH COAST PARTNERS INC
filed 2007-10-19
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-29397

NORTH COAST PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	33-0619528 (IRS Employer Identification No.)

909 Logan Street, Suite 7J
Denver, Colorado 80203

(Address of principal executive offices)

(516) 887-8200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of October 15, 2007 was 6,360,000 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

As used in this Form 10-KSB, references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to North Coast Partners, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” "plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.	Description of Business.

History

Our Company was incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation until December 13, 2004, we had no operating history other than organizational matters.

On December 13, 2004, we acquired all of the issued and outstanding shares of Trans Media Inc. (“Trans Media”), a Wyoming corporation, pursuant to a Plan of Arrangement and Share Exchange Agreement dated September 29, 2004, by and between our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 5,360,000 shares of common stock of Trans Media for 5,360,000 shares of our Company’s common stock, which represented 84.28% of the outstanding shares of our Company’s common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of our Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

Trans Media was incorporated in the province of British Columbia on July 23, 2001 as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. On November 18, 2004, Transworld Media, Inc. was reincorporated in Wyoming and renamed Trans Media, Inc. Since October 2002, Trans Media has been engaged in the production and distribution of musical compact discs (“CD’s”) and musical performances targeted to the South Asian immigrants residing in North America.

Business Description

Through Trans Media, we are presently engaged in the production and distribution of musical CD’s and musical performances to the South Asian immigrant population residing in North America, including immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies. We focus on two niche markets: music geared to children; and music intended for special occasions, such as weddings.

Prior to becoming our Chief Executive Officer and Director on December 13, 2004, Mel Venkateswaran had released musical recordings in the form of audio cassettes and CDs dating back to 1982 and is a well known musical figure in the South Asian community. He has also performed and has been mainly featured in many musical concerts over the years with respect to South Asian music in New York, Philadelphia, Cleveland, San Antonio, Los Angeles, Chicago, Detroit and several major cities in Canada. Mel Venkateswaran brought to the Company name recognition, experience and expertise to the Company's plan to develop the distribution and sales of South Asian music in the ethnic communities of North America.

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD’s for release and sale to the public. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We intend to advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise our profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

We are in the process of completing our ninth CD for release. To this end, we have hired lyricists to write new songs aimed at festive occasions and celebrations. We also intend to produce a music video within the next six months.

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

Item 2.	Description of Property.

We lease approximately 675 square feet of office space at 909 Logan Street, Suite 7J, Denver, Colorado 80203. We lease this space on a month-to-month basis at no cost.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the period ending August 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board. As of October 15, 2007, there were 6,360,000 shares of common stock issued and outstanding, which were held by 137 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended August 31, 2007, there were no sales of unregistered securities.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended August 31, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report.

Plan of Operation

We are engaged in the production and distribution of musical CD’s and musical performances to the South Asian immigrant population residing in North America, including immigrants from India, Pakistan, Sri Lanka, Bangladesh, East Africa, South Africa and West Indies. We focus on two niche markets: music geared to children and music intended for special occasions, such as weddings.

We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD’s for release and sale to the public. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We intend to advertise our products through endorsements from sponsorship of nationwide television network known as Asian Television Network, flyer and print advertising, and advertising through participation in community events. We have been active in community events to raise our profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert held in British Columbia in aid of the Tsunami victims of Sri Lanka.

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

Results of Operation

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006.

During the fiscal year ended August 31, 2007 we had no revenues, compared to revenues of $2,091 for the fiscal year ended August 31, 2006. Revenues during the fiscal year ended August 31, 2006 resulted from $190 in sales of copies of our musical CD’s and $1,901 in revenues from ticket sales to a musical performance.

Operating expenses increased by $1,119 during the fiscal year ended August 31, 2007 to $28,238 from $27,119 for the fiscal year ended August 31, 2006. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of August 31, 2007, we had $859 in available cash and a working capital deficit of $111,431.

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due in January 2008.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 7, 2005 was extended several times and is currently due in January 2008.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2, 2006 was extended several times and is currently due in January 2008.

In February 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 1, 2007 was extended several times and is currently due in January 2008.

In April 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of October 1, 2007 has been extended to January 2008.

All notes are unsecured, and contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10 per share at the option of the lender.

Going Concern Consideration

We incurred recurring net losses of $34,893 and $27,576 in the fiscal years ended August 31, 2007 and 2006, respectively, and have an accumulated deficit of $114,202 and a working capital deficit of $111,431 as of August 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern.

While we expect to generate revenues by selling copies of our CD's and tickets to our musical performances, there is no guarantee that such sales will be sufficient to satisfy our cash requirements. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Coast Partners, Inc.
(A Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying balance sheets of North Coast Partners, Inc. (A Development Stage Company) as of August 31, 2007 and 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from July 23, 2001 (Inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Partners, Inc. as of August 31, 2007 and 2006 and the results of operations and cash flows for the years then ended and the period from July 23, 2001 (Inception) through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone−bailey.com
Houston, Texas
October 17, 2007

NORTH COAST PARTNERS, INC.
(a development stage company)
BALANCE SHEETS
August 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:

Cash	$859	$11,539
Inventory	-	2,485

Total current assets	$859	$14,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$24,033	$18,774
Accounts payable - related party	8,226	8,032
Accrued interest	9,981	3,326
Note payable - related party	70,050	60,050

Total current liabilities	112,290	90,182

Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001, 20,000,000 shares
authorized; 6,360,000 shares issued and outstanding	6,360	6,360
Additional paid in capital	(5,703)	(5,703)
Deficit accumulated during the development stage	(114,202)	(79,309)
Other comprehensive income:
Equity adjustment on foreign currency translation	2,114	2,494

Total stockholders' deficit	(111,431)	(76,158)

Total liabilities and stockholders' deficit	$859	$14,024

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2007 and 2006, and
Period from July 23, 2001 (Inception) through August 31, 2007

			Inception
			through
	2007	2006	2007

Revenues	$-	$2,091	$2,091

Cost of sales	-	51	51
General and administrative expenses	28,238	27,119	106,261

Net loss from operations	(28,238)	(25,079)	(104,221)
Interest expense	6,655	2,497	9,981

Net loss	(34,893)	(27,576)	(114,202)

Other comprehensive income:
Foreign currency adjustment	(380)	88	2,114

Comprehensive loss	$(35,273)	$(27,488)	$(112,088)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	6,360,000	6,360,000

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOW
Years Ended August 31, 2007 and 2006, and
Period from July 23, 2001 (Inception) through August 31, 2007

			Inception
			through
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,893)	$(27,576)	$(114,202)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Inventory	2,485	(2,485)	-
Accounts payable	5,259	1,519	11,259
Accounts payable-related party	194	4,332	4,526
Accrued expenses	6,655	2,497	9,981

Net cash used in operating activities	(20,300)	(21,713)	(88,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	10,000	30,550	70,050
Issuance of common stock for cash	-	-	17,131

Net cash provided by financing activities	10,000	30,550	87,181

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(380)	88	2,114

NET CHANGE IN CASH	(10,680)	8,925	859

CASH AND CASH EQUIVALENTS, beginning of period	11,539	2,614	-

CASH AND CASH EQUIVALENTS, end of period	$859	$11,539	$859

Supplemental Non-Cash Transactions:

Accounts payable due to reverse merger	$-	$-	$12,774
Accounts payable - related party due to
reverse merger	$-	$-	$3,700

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Periods from July 23, 2001 (Inception) through August 31, 2007

	Number of Common Shares Issued	Common Stock	Paid in Capital	Other Comprehensive Income	Retained Deficit	Total

Shares issued to founder	1	$-	$-	$-	$-	$-

Balances, August 31, 2002	1	-	-	-	-	-

Issuance of common stock
for cash	5,359,999	5,360	11,771	-	-	17,131
Net loss	-	-	-	-	(10,031)	(10,031)
Foreign currency	-	-		1,559	-	1,559

Balances, August 31, 2003	5,360,000	5,360	11,771	1,559	(10,031)	8,659

Net loss	-	-	-	-	(1,574)	(1,574)
Foreign currency	-	-	-	420	-	420

Balances, August 31, 2004	5,360,000	5,360	11,771	1,979	(11,605)	7,505

Shares issued to North Coast
in reverse merger	1,000,000	1,000	(17,474)	-	-	(16,474)
Net loss	-	-	-	-	(40,128)	(40,128)
Foreign currency	-	-	-	427	-	427

Balances, August 31, 2005	6,360,000	6,360	(5,703)	2,406	(51,733)	(48,670)

Net loss	-	-	-	-	(27,576)	(27,576)
Foreign currency	-	-	-	88	-	88

Balances, August 31, 2006	6,360,000	6,360	(5,703)	2,494	(79,309)	(76,158)

Net loss	-	-	-	-	(34,893)	(34,893)
Foreign currency	-	-	-	(380)	-	(380)

Balances, August 31, 2007	6,360,000	$6,360	$(5,703)	$2,114	$(114,202)	$(111,431)

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. North Coast Partners, Inc. (“North Coast”) was incorporated in the province of British Columbia on July 23, 2001 as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. It was reincorporated in Wyoming and renamed Trans Media, Inc. (“Trans Media”) on November 18, 2004. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. As a result of this transaction the name of the company was changed to North Coast. North Coast issued 5,360,000 shares to Trans Media’s shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to the merger, North Coast had 1,000,000 shares outstanding, resulting in Trans Media’s shareholders holding 84% of the post-acquisition outstanding shares of North Coast.

North Coast’s business strategy is to grow in stature in the fast expanding South Asian population in North America’s multicultural society by sponsoring musical concerts and by producing music (audio and video) in various categories such as children’s songs and wedding songs from various regions of South Asia.

North Coast’s fiscal year end is August 31st.

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

Foreign currency translation. North Coast’s assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Income statement elements are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than Canadian dollars, the functional currency.

Basic and diluted Loss per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. There were no common stock equivalents outstanding at August 31, 2007 and 2006. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recently issued accounting pronouncements. North Coast does not expect the adoption of recently issued accounting pronouncements to have a significant impact on North Coast results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, North Coast incurred recurring net losses of $34,893 and $27,576 in fiscal 2007 and 2006, respectively, has an accumulated deficit of $114,202 and a working capital deficit of $111,431 as of August 31, 2007. These conditions raise substantial doubt as to North Coast’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and loans from related parties. The financial statements do not include any adjustments that might be necessary if North Coast is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

On February 7, 2005, North Coast borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due in January 2008.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 7, 2005 was extended several times and is currently due in January 2008.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2, 2006 was extended several times and is currently due in January 2008.

In February 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 1, 2007 was extended several times and is currently due in January 2008.

In April 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of October 1, 2007 has been extended to January 2008.

All notes are unsecured, and contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10 per share at the option of the lender. This clause was not in effect as of August 31, 2007, and therefore the notes were not analyzed for a beneficial conversion feature or to determine if they required derivative treatment.

NOTE 4 - COMMON STOCK

On July 23, 2001 (inception) one share was issued to the founding shareholder. In November 2002, Trans Media issued 5,359,999 shares of common stock for cash proceeds totaling $17,131. On December 13, 2004, Trans Media was purchased by North Coast Partners, Inc. in a transaction recorded as a reverse capitalization. North Coast issued 5,360,000 shares to Trans Media’s shareholders in exchange for 100% of the outstanding stock of Trans Media. Immediately prior to this merger, North Coast had 1,000,000 shares outstanding, resulting in Trans Media’s shareholders holding 84% of the post-acquisition total outstanding shares of North Coast.

NOTE 5 - COMMITMENTS

North Coast principal office is in the office of North Coast’s president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 6 - INCOME TAXES

North Coast uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, North Coast incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $134,028 and $97,010 at August 31, 2007 and 2006, respectively, and will expire in the years 2011 through 2014.

Deferred tax assets consisted of the following:

	2007	2006
Deferred tax assets
Net operating losses	$45,570	40,744
Less: valuation allowance	(45,570)	(40,744)

Net deferred tax asset	$0	$0

NOTE 7 - CONCENTRATIONS

North Coast relies on one related party lender for all debt.

NOTE 8 - SUBSEQUENT EVENTS

NOTES PAYABLE

In September 2007 the due dates of the notes payable to related party in the amounts of $29,500, $10,500, $20,050, $5,000 and $5,000 were extended to January 2008 with the terms remaining the same (see note 3 for details).

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Age	Positions and Offices
Mel Venkateswaran	61	Chief Executive Officer and Director
Wong Peck Ling	37	Chief Financial Officer and Director

Mel Venkateswaran has been our Chief Executive Officer and a Director since December 13, 2004. Presently, Mr. Venkateswaran is also a registered industrial accountant and has had his own Canadian accounting practice since 1987. From the early 1960's to 2005, Mr. Venkateswaran has developed his singing career, performing in Bombay, Delhi, Calcutta and northern India, US, Germany, and appearing on television in Canada. Over the years, he has been featured in programs sponsored by various cultural organizations including appearances in Toronto, London, Vancouver, Kitchener, Ottawa, Calgary, Edmonton, Montreal and Winnipeg in Canada. Mr. Venkateswaran has performed in London, UK for the Gujarathi Association of London, participated in fund raising cultural competitions in Trinidad, and has led musical troupes for performances in Zaire, East Africa including Kampala, Malaysia, Nairobi, Kenya, Tanzania and Mwanza. He is featured at the Asian Television Network on TV in Canada twice a year. Mr. Venkateswaran is an accomplished singer in various ethnic languages, release in 1988 of his first recording with multicultural orchestra sponsored by the Eastern Fine Arts Academy of Toronto. Mr. Venkateswaran received his Masters Degree in Management Sciences from Ottawa University and graduated with an MBA from York University, Canada in 1975.

Wong Peck Ling has been our Chief Financial Officer and a director since January 30, 2004, and was our Chief Executive Officer from January 30, 2004 until December 13, 2004. From July 1992 to September 1995, Ms. Wong was an external auditor with Ernst & Young Public Accountants in Kuala Lumpur, Malaysia. In June 1997, Ms. Wong joined Insinger Brumby, a Labuan private management company and is presently an executive director. Ms. Wong is a member of the CPA Australia (CPA), a Chartered Accountant with the Malaysian Institute of Accountants. In July 1992, Ms. Wong graduated from Monash University in Melbourne, Australia with a Bachelor of Economics degree, majoring in Accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended August 31, 2007, all reporting persons have complied with all applicable Section 16(a) filing requirements.

Code of Ethics. The Company has not yet adopted a Code of Ethics because it has only two directors.

Item 10.	Executive Compensation.

Summary Compensation

The following table presents certain specific information regarding the compensation of our Chief Executive Officer and Chief Financial Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended August 31, 2007, 2006 or 2005.

SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Fiscal Year Covered	Salary ($)	Bonus ($)	Other annual compensa -tion ($)	Restrict-ed stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Mel Venka- Teswaran, CEO	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Wong Peck Ling, CFO	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Grants of Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended August 31, 2007.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended August 31, 2007, and none of them holds unexercised stock options held as of such date.

Long Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts

There are no employment agreements between the Company and any of our directors or executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 15, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,360,000 shares of our common stock issued and outstanding as of October 15, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o North Coast Partners, Inc., 909 Logan Street, Suite 7J, Denver, Colorado 80203.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Wong Peck Ling(1)	Common	806,000(3)	12.7%

Stamford Bridge Holdings Limited	Common	806,000(3)	12.7%

Mel Venkateswaran (1)	Common	240,000	3.8%

Don Montague (2)	N/A	0	0

Directors and Officers as a Group (3 persons)	Common	1,046,000	16.4%

(1) Director and Officer.
(2) Former Officer. Mr. Montague was the Secretary of the Company until he passed away on January 27, 2007.
(3)  Stamford Bridge Holdings Limited owns 806,000 shares of our common stock. Ms. Wong Peck Ling, our Chief Financial Officer and a director, is the sole shareholder of Stamford Bridge Holdings Limited and is deemed to beneficially own the shares owned by Stamford Bridge Holdings Limited.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

On February 7, 2005, North Coast borrowed $29,500 from one of our shareholders, Stamford Bridge Holdings Limited. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due in January 2008.

On September 8, 2005, North Coast borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 7, 2005 was extended several times and is currently due in January 2008.

In March 2006, North Coast borrowed an additional $20,050 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2, 2006 was extended several times and is currently due in January 2008.

In February 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 1, 2007 was extended several times and is currently due in January 2008.

In April 2007, North Coast borrowed an additional $5,000 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of October 1, 2007 has been extended to January 2008.

All notes are unsecured, and contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10 per share at the option of the lender.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13.	Exhibits.

Number	Description

3.1
Certificate of Incorporation (filed as Exhibit 3.1 to our registration statement on Form 10-SB filed with the SEC on February 8, 2000 (SEC File No. 000-29397) (the “2000 Form 10-SB”) and incorporated herein by reference).

Number	Description

3.2	Bylaws (filed as Exhibit 3.2 to the 2000 Form 10-SB and incorporated herein by reference).

10.1
Plan of Arrangement and Share Exchange Agreement dated for reference September 29, 2004, between North Coast Partners, Inc., Transworld Media Inc. and the Shareholders of Transworld Media Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K, dated December 13, 2004, filed with the SEC on December 15, 2004 (the “2004 Merger Form 8-K”) and incorporated herein by reference)

10.2
Order No. L042799 issued by the Supreme Court of British Columbia in the Matter of the Arrangement among Transworld Media Inc. and its members and North Coast Partners, Inc. (filed as Exhibit 10.2 to the 2004 Merger Form 8-K and incorporated herein by reference)

16.1
Letter from Pritchett Siler & Hardy, to the Securities and Exchange Commission, dated February 17, 2005, on the change in the certifying accountant (filed as Exhibit 16.1 to the Current Report on Form 8-K, dated February 15, 2005, filed with the SEC on February 17, 2005, and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

Item 14.	Principal Accountant Fees and Services.

Malone & Bailey, PC are our independent auditors. We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

Audit Fees

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal years ended August 31, 2007 and 2006 were $15,500 and $9,130, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended August 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal years ended August 31, 2007 and 2006 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal years ended August 31, 2007 and 2006 were $0 and $0, respectively.

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

NORTH COAST PARTNERS, INC.

October 18, 2007	By:	/s/ Mel Venkateswaran
	Name:	Mel Venkateswaran
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

October 18, 2007	By:	/s/ Wong Peck Ling
	Name:	Wong Peck Ling
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting
Officer)