Form 10QSB
period 2007-11-30
NORTH COAST PARTNERS INC
filed 2008-01-18
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-29397

NORTH COAST PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0619528
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

909 Logan Street, Suite 7J, Denver, Colorado	80203
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (516) 887-8200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock outstanding as of January 14, 2008 was 12,720,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

NORTH COAST PARTNERS, INC.

FORM 10-QSB

For the Quarter November 30, 2007

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH COAST PARTNERS, INC.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	11/30/2007	8/31/2007
ASSETS
Current assets:

Cash	$613	$859

Total current assets	$613	$859

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$22,191	$24,033
Accounts payable - related party	8,550	8,226
Accrued interest	11,888	9,981
Note payable - related party	82,050	70,050

Total current liabilities	124,679	112,290
Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001, 20,000,000 shares authorized; 12,720,000 shares issued and outstanding	12,720	12,720
Additional paid in capital	(12,063)	(12,063)
Deficit accumulated during the development stage	(126,546)	(114,202)
Other comprehensive income:
Equity adjustment on foreign currency translation	1,823	2,114
Total stockholders' deficit	(124,066)	(111,431)

Total liabilities and stockholders' deficit	$613	$859

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2007 and 2006, and
Period from July 23, 2001 (Inception) through November 30, 2007

			Inception
			through
	2007	2006	2007

Revenues	$-	$-	$2,091
Cost of sales	-	-	51
General and administrative expenses	10,437	3,846	116,698

Net loss from operations	(10,437)	(3,846)	(114,658)
Interest expense	1,907	749	11,888

Net loss	(12,344)	(4,595)	(126,546)

Other comprehensive income:
Foreign currency adjustment	(291)	(34)	1,823

Comprehensive loss	$(12,635)	$(4,629)	$(124,723)

Basic and diluted net loss per share	$(0.00)	$(0.00)	N/A

Basic and diluted weighted average
shares outstanding	12,720,000	12,720,000	N/A

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOW
Three Months Ended November, 2007 and 2006, and
Period from July 23, 2001 (Inception) through November 30, 2007

			Inception
			through
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,344)	$(4,595)	$(126,546)

Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Inventory	-	57	-
Accounts payable	(1,842)	750	9,417
Accounts payable-related party	324	(99)	4,850
Accrued expenses	1,907	749	11,888

Net cash used in operating activities	(11,955)	(3,138)	(100,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable - related party	12,000	-	82,050
Issuance of common stock for cash	-	-	17,131

Net cash provided by financing activities	12,000	-	99,181

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(291)	(34)	1,823

NET CHANGE IN CASH	(246)	(3,172)	613

CASH AND CASH EQUIVALENTS, beginning of period	859	11,539	-

CASH AND CASH EQUIVALENTS, end of period	$613	$8,367	$613

Supplemental Non-Cash Transactions:

Accounts payable due to reverse merger	$-	$-	$12,774
Accounts payable - related party due to
reverse merger	-	-	3,700

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of North Coast Partners, Inc. (“North Coast”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in North Coast’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - NOTE PAYABLE-RELATED PARTY

In September 2007, we borrowed $12,000 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due March 12, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended November 30, 2007. We also had an accumulated deficit and a working capital deficit as of November 30, 2007. These conditions raise substantial doubt as to North Coast Partners, Inc.’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

NOTE 4—SUBSEQUENT EVENTS
On December 17, 2007, the Company notified the NASD of its intention to implement a 2 for 1 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 17, 2007. The forward stock became effective as of December 28, 2007. All share and per share amounts have been adjusted to reflect the split as if it had occurred on the first day of the first period presented.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

As used in this Form 10-QSB, references to the "Company," the "Registrant,” we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

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

On December 13, 2004, we acquired Trans Media Inc. ("Trans Media"), a Wyoming corporation, by acquiring all of its issued and outstanding shares from its shareholders pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, among our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 10,720,000 shares of common stock of Trans Media for 10,720,000shares of our Company's common stock, which represented 84.28% of the outstanding shares of our Company's common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of our Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

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

On December 17, 2007, the Company notified the NASD of its intention to implement a 2 for 1 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 17, 2007. The forward stock became effective as of December 28, 2007.

On November 6, 2007, Craig Moody was appointed as the Company’s new Chief Operating Officer. Although Mr. Moody was entitled to 600,000 shares pursuant to his employment agreement (as previously reported on the Current Report on Form 8-K filed on November 14, 2007), Mr. Moody relinquished his shares as of December 14, 2007. Contemporaneously, the Company has decided to start a new focus in its business objectives and operations towards the mobile communications industry. In particular, the Company intends to become a mobile enabler with the use of innovative applications and technologies together with its access to permission based mobile database in offering brand messaging and marketing platforms:

(a)	the Company plans to utilize mobile coupon technology for North America;
(b)
the Company plans on developing programs by combining various aspects of mobile phone technology platforms with a permission based mobile database through establishing relationships with affiliates and partners;

(c)	the Company also plans on developing programs for major brands that will provide compelling and targeted programs to their customers, while continuing to develop the Company’s mobile database;
(d)	the Company strives to deliver targeted advertising messages for consumer packaged goods.

As the Company recognizes this as a new opportunity and challenge, it intends to carry on with its existing business model of sale of musical CDs and offering musical performances. When the business model for the mobile communications industry is fully prepared by the Company and it has formed alliances and partnerships to enable its plan of operation to enter into the mobile communications industry, the Company will at that time, revisit the existing operation of sale of music CDs and offer of musical performances and will reconsider its corporate focus as a whole.

Plan of Operation

Through Trans Media we are engaged in the production and distribution of musical CD's and musical performances to the South Asian immigrant population residing in North America. We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We have been active in community events to raise its profile and bring awareness to the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert to aid the Tsunami victims of Sri Lanka.

We are in the process of completing our ninth CD for release. To this end, we have hired lyricists to write new songs aimed at festive occasions and celebrations. We expect to generate revenues by selling copies of our concerts and musical performances on CD's.

As of November 6, 2007, with the appointment of Craig Moody as the Companys’ new Chief Executive Officer, the Company started an additional new focus in its business objectives and operations towards the mobile communications industry. It intends to retain its current business plan and operations in the sale of musical CDs and offer of musical performances. As the Company recognizes that it is embarking on a new opportunity and challenge within the mobile communications industry, it shall conduct its research, form its business plan and objectives and try to establish relationships with affiliates and partners in the field, while maintaining its current mode of business.

The Company’s new additional focus in its business objectives and operations is in the mobile communications industry. In particular, the Company intends to become a mobile enabler with the use of innovative applications and technologies together with its access to permission based mobile database in offering brand messaging and marketing platforms:

(e)	the Company plans to utilize mobile coupon technology for North America;
(f)
the Company plans on developing programs by combining various aspects of mobile phone technology platforms with a permission based mobile database through establishing relationships with affiliates and partners;

(g)	the Company also plans on developing programs for major brands that will provide compelling and targeted programs to their customers, while continuing to develop the Company’s mobile database;
(h)	the Company strives to deliver targeted advertising messages for consumer packaged goods.

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

We do not expect to purchase or sell any significant equipment over the next twelve months. Once our business model is extended with intentions to be a mobile enabler in the mobile communications industry, we will hire management employees to assist with our extended growth strategy and operations.

Results of Operations

During the three months ended November 30, 2007 and November 30, 2006, respectively, we had no revenues. Operating expenses increased by $6,591 for the three months ended November 30, 2007 to $10,437, as compared to operating expenses of $3,846 for the three months ended November 30, 2006. These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of November 30, 2007, we had $613 in available cash and a working capital deficit of $124,066.

On February 7, 2005, we borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% interest per annum, and the original due date of June 2005 was extended several times and is currently due on January 31, 2008.

On September 8, 2005, we borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 2005 was extended several times and is currently due on January 31, 2008.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2006 was extended several times and is currently due on January 31, 2008.

In February 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2007 was extended several times and is currently due on January 31, 2008.

In April 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of October 2007 was extended several times and is currently due on January 31, 2008.

In September 2007, we borrowed $12,000 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, and is due and payable on March 12, 2008.

All notes are unsecured, and contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10 per share at the option of the lender.

While we expect to generate revenues by selling copies of our CD's and tickets to our musical performances, there is no guarantee that such sales will be sufficient to satisfy our cash requirements. Accordingly, we may have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into an arrangement with a bank or third party. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. There can be no assurance that additional capital will be available to us. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern

We incurred a net loss of $12,344 for the three months ended November 30, 2007. We also had an accumulated deficit of $126,546 and a working capital deficit of $124,066 as of November 30, 2007. These conditions raise substantial doubt as to North Coast Partners, Inc.’s ability to continue as a going concern.

The financial statements contained herein for the period ending November 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ending August 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of adjustments required by our auditors predominantly in the area of accrued expenses. Specifically, our auditors identified deficiencies in our internal controls and disclosure controls related to the expense recognition. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are evaluating a remediation plan to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH COAST PARTNERS, INC.

January 18, 2008	By:	/s/ Craig Moody
	Name:	Craig Moody
	Title:	Chief Executive Officer