Form 10QSB
period 2008-02-29
NORTH COAST PARTNERS INC
filed 2008-04-14
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

The number of shares of the issuer’s common stock outstanding as of April 11, 2008 was 12,720,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

NORTH COAST PARTNERS, INC.

FORM 10-QSB

For the Quarter Ended February 29, 2008

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH COAST PARTNERS, INC.
(a development stage company)
BALANCE SHEETS

	(Unaudited)
	2/29/2008	8/31/2007
ASSETS

Current assets:
Cash	$1,352	$859

Total current assets	$1,352	$859

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$25,561	$24,033
Accounts payable - related party	8,606	8,226
Accrued interest	13,476	9,981
Note payable - related party	90,506	70,050

Total current liabilities	138,149	112,290

Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001, 20,000,000 shares authorized; 12,720,000 shares issued and outstanding	12,720	12,720
Additional paid in capital	(12,063)	(12,063)
Deficit accumulated during the development stage	(139,234)	(114,202)
Other comprehensive income:
Equity adjustment on foreign currency translation	1,780	2,114

Total stockholders' deficit	(136,797)	(111,431)

Total liabilities and stockholders' deficit	$1,352	$859

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 29, 2008 and February 28, 2007, and
Period from July 23, 2001 (Inception) through February 29, 2008
(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		through
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$2,091
Cost of sales	-	-	-	-	51
General and administrative expenses	11,100	6,501	21,537	10,347	127,798

Net loss from operations	(11,100)	(6,501)	(21,537)	(10,347)	(125,758)
Interest expense	1,588	768	3,495	1,517	13,476

Net loss	(12,688)	(7,269)	(25,032)	(11,864)	(139,234)

Other comprehensive income
Foreign currency adjustment	(43)	(53)	(334)	(87)	1,780

Comprehensive loss	$(12,731)	$(7,322)	$(25,366)	$(11,951)	$(137,454)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	12,720,000	12,720,000	12,720,000	12,720,000

See accompanying notes to financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOW
Six Months Ended February 29, 2008 and February 28, 2007 and
Period from July 23, 2001 (Inception) through February 29, 2008
(Unaudited)

			Inception
			through
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,032)	$(11,864)	$(139,234)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Inventory	-	114	-
Accounts payable	1,528	(3,200)	12,787
Accounts payable-related paty	380	(197)	4,906
Accrued interest	3,495	1,515	13,476

Net cash used in operating activities	(19,629)	(13,632)	(108,065)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable - related party	20,456	5,000	90,506
Issuance of common stock for cash	-	-	17,131

Net cash provided by financing activities	20,456	5,000	107,637

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(334)	(87)	1,780

NET CHANGE IN CASH	493	(8,719)	1,352

CASH AND CASH EQUIVALENTS, beginning of period	859	11,539	-

CASH AND CASH EQUIVALENTS, end of period	$1,352	$2,820	$1,352

Supplemental Non-Cash Transactions:

Accounts payable due to reverse merger	$-	$-	$12,774
Accounts payable - related party due to reverse merger	$-	$-	$3,700

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

NOTE 2 - NOTE PAYABLE-RELATED PARTY

In September 2007, we borrowed $12,000 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender.

In January 2008, we borrowed $6,500 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In February 2008, we borrowed $1,956 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

All related party note payables due in the quarter ending February 29, 2008 were extended to either April 30, 2008.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the six months ended February 29, 2008. We also had an accumulated deficit and a working capital deficit as of February 29, 2008. These conditions raise substantial doubt as to North Coast Partners, Inc.’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

NOTE 5—COMMON STOCK

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

Forward Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Our Company and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained herein and in the our other filings with the United States Securities and Exchange Commission (the “SEC”) and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

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

On December 13, 2004, we acquired Trans Media Inc. ("Trans Media"), a Wyoming corporation, by acquiring all of its issued and outstanding shares from its shareholders pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, among our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 10,720,000 shares of common stock of Trans Media for 10,720,000 shares of our Company's common stock, which represented 84.28% of the outstanding shares of our Company's common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of our Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

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

On November 6, 2007, Craig Moody was appointed as the Company’s new Chief Executive Officer. Although Mr. Moody was entitled to 600,000 shares pursuant to his employment agreement (as previously reported on the Current Report on Form 8-K filed on November 14, 2007), Mr. Moody relinquished his shares as of December 14, 2007. Contemporaneously, the Company decided to pursue a new, additional line of business in the mobile communications industry. Specifically, the Company intends to become a mobile enabler, by developing innovative applications and technologies that access a permission based mobile database, which the Company is developing. These applications will be designed to provide our client’s with targeted brand messaging and other innovative marketing platforms:

(a)	the Company plans to utilize technological platforms for mobile advertising, including, among other things, mobile coupon technology;
(b)	the Company plans to develop applications that draw on various mobile phone technology platforms and provide access to a permission based mobile database that the Company is developing;
(c)
the Company also plans to develop marketing programs for major brands, which will provide compelling and targeted advertising to their customers, while continuing to develop the Company’s mobile database.

The Company recognizes this as a new opportunity and challenge, and intends to carry on with its existing business model of sale of musical CDs and offering musical performances for sale at musical performances and through requests from South Asian retail stores from time to time.  Musical performances are also conducted upon request at concert hall venues. When the business model for the mobile communications industry is fully prepared by the Company and it has formed the necessary alliances and partnerships, the Company will revisit its existing business model and reconsider its corporate focus as a whole.

Plan of Operation

Through Trans Media we are engaged in the production and distribution of musical CD's and musical performances to the South Asian immigrant population residing in North America. We are in the development stage and have minimal revenues. We have completed production of eight (8) musical CD compositions and have developed 10,000 copies of such CD's for release and sale to the public. We intend to distribute and sell our CDs via our web site, which is currently under construction, and sales made at concerts and benefit performances. We have been active in community events, in our efforts to raise the profile of music targeted to the South Asian community and better define our target market, the South Asian population in North America, such as charity performances for the Heart Institute, the Diabetic Association, Hospice for Cancer, and a concert to aid the Tsunami victims of Sri Lanka.

We are in the process of completing our ninth CD for release. To this end, we have hired lyricists to write new songs aimed at festive occasions and celebrations. We expect to generate revenues by selling copies of our concerts and musical performances on CD's.

New Line of Business

As of November 6, 2007, with the appointment of Craig Moody as the Company’s new Chief Executive Officer, the Company started a new, additional line of business in the mobile communications industry. The Company intends to retain its current business plan and operations in the sale of musical CDs and offering musical performances. As the Company recognizes that it is embarking on a new opportunity and challenge within the mobile communications industry, it shall conduct its research, form its business plan and objectives and try to establish relationships with affiliates and partners in the field, while maintaining its current mode of business.

The Company’s new, additional focus in its business objectives and operations is in the mobile communications industry. Specifically, the Company intends to become a mobile enabler, by developing innovative applications and technologies that access a permission based mobile database, which the Company is developing, and offering targeted brand messaging and other innovative marketing platforms:

(a)	the Company plans to utilize technological platforms for mobile advertising, including, among other things, mobile coupon technology;
(b)	the Company plans to develop applications that draw on various mobile phone technology platforms and provide access to a permission based mobile database that the Company is developing;
(c)
the Company also plans to develop marketing programs for major brands, which will provide compelling and targeted advertising to their customers, while continuing to develop the Company’s mobile database.

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

Results of Operations

During the three and six months ended February 29, 2008 we had no revenues. Operating expenses increased by $4,599 for the three months ended February 29, 2008 to $11,100, as compared to operating expenses of $6,501 for the three months ended February 28, 2007. For the six months ended February 29, 2008, operating expenses increased by $11,190 to $21,537, as compared to operating expenses of $10,347 for the six months ended February 28, 2007.

These expenses consist of general administrative expenses and the fluctuations are primarily attributable to professional fees.

Liquidity and Capital Resources

As of February 29, 2008, we had $1,352 in available cash and a working capital deficit of $136,797.

On February 7, 2005, we borrowed $29,500 from a related party. The terms of the original promissory note were amended on March 7, 2005 to provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2005 was extended several times and is currently June 30, 2008.

On September 8, 2005, we borrowed an additional $10,500 from the same related party. The terms of the promissory note provide for an interest rate at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of December 2005 was extended several times and is currently June 30, 2008.

In March 2006, we borrowed an additional $20,050 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2006 was extended several times and is currently June 30, 2008.

In February 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of June 2007 was extended several times and is currently June 30, 2008.

In April 2007, we borrowed an additional $5,000 from the same related party. The note bears interest at the prevailing prime rate of Standard Chartered Bank plus 2% per annum, and the original due date of October 2007 was extended several times and is currently June 30, 2008.

In September 2007, we borrowed $12,000 from a related party. The note bears interest at the prevailing prime rate of 7% per annum, and is due and payable on June 30, 2008.

All of the above notes are unsecured, and contain a contingency clause stating that if the notes are not paid by the maturity date, they will become convertible at $0.10 per share at the option of the lender.

In January 2008, we borrowed $6,500 from a related party. The note bears interest at the rate of 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In February 2008, we borrowed $1,956 from a related party. The note bears interest at the rate of 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

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

Going Concern

We incurred a net loss of $25,032 for the six months ended February 29, 2008. We also had an accumulated deficit of $139,234 and a working capital deficit of $136,797 as of February 29, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern.

The financial statements contained herein for the period ending February 29, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ending August 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the last ninety days.

Our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of the  lack of segregation of duties in financial reporting, as all our accounting functions are performed by one person with no additional internal oversight, because our Company does not have an audit committee.  This is due to the Company’s lack of working capital to hire additional staff.  To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

NORTH COAST PARTNERS, INC.

April 11, 2008	By:	/s/ Craig Moody
Name: Craig Moody
Title: Chief Executive Officer