Form 10QSB
period 2008-05-31
NORTH COAST PARTNERS INC
filed 2008-07-15
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

4957 Lakemont Blvd, Suite 239
Bellevue, Washington, 98006
(Address of principal executive office)

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

The number of shares of the issuer’s common stock outstanding as of July 11, 2008 was 13,080,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

NORTH COAST PARTNERS, INC.

FORM 10-QSB

For the Quarter Ended May 31, 2008

PART I - FINANCIAL INFORMATION

NORTH COAST PARTNERS, INC.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	May 31, 2008	August 31, 2007
ASSETS

Current assets:
Cash	$1,498	$859

Total current assets	$1,498	$859

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$40,880	$24,033
Accounts payable - related party	8,539	8,226
Accrued interest	15,617	9,981
Notes payable - related party	-	70,050
Notes payable other	139,272	-

Total current liabilities	204,308	112,290

Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, par value $.001, 1,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001, 20,000,000 shares
authorized; 13,080,000 and 12,720,000 shares issued and outstanding	13,080	12,720
Additional paid in capital	327,627	(12,063)
Deficit accumulated during the development stage	(544,754)	(114,202)
Other comprehensive income:
Equity adjustment on foreign currency translation	1,237	2,114

Total stockholders' deficit	(202,810)	(111,431)

Total liabilities and stockholders' deficit	$1,498	$859

See accompanying notes to the financial statements

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2008 and May 31, 2007, and
Period from July 23, 2001 (Inception) through May 31, 2008
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$2,091
Cost of sales	-	-	-	-	51
General and administrative expenses	333,329	3,461	354,866	13,808	461,127

Net loss from operations	(333,329)	(3,461)	(354,866)	(13,808)	(459,087)
Interest expense	72,191	871	75,686	2,388	85,667

Net loss	(405,520)	(4,332)	(430,552)	(16,196)	(544,754)

Other comprehensive income
Foreign currency adjustment	(543)	(144)	(877)	(231)	1,237

Comprehensive loss	$(406,063)	$(4,476)	$(431,429)	$(16,427)	$(543,517)

Basic and diluted net
loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Basic and diluted weighted average
shares outstanding	12,786,522	12,720,000	12,742,336	12,720,000

NORTH COAST PARTNERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOW
Nine Months Ended May 31, 2008 and May 31, 2007 and
Period from July 23, 2001 (Inception) through May 31, 2008
(Unaudited)

			Inception
			through
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(430,552)	$(16,196)	$(544,754)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for services	270,000	-	270,000
Amortization of beneficial conversion feature	70,050	-	70,050
Changes in:
Inventory	-	(80)	-
Accounts payable	16,847	(6,000)	28,106
Accounts payable-related paty	313	141	4,839
Accrued interest	5,636	2,387	15,617

Net cash used in operating activities	(67,706)	(19,748)	(156,142)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable - related party	12,000	10,000	139,272
Proceeds from notes payable - other	57,222	-	-
Issuance of common stock for cash	-	-	17,131

Net cash provided by financing activities	69,222	10,000	156,403

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(877)	(231)	1,237

NET CHANGE IN CASH	639	(9,979)	1,498

CASH AND CASH EQUIVALENTS, beginning of period	859	11,539	-

CASH AND CASH EQUIVALENTS, end of period	$1,498	$1,560	$1,498

Supplemental Non-Cash Transactions:

Accounts payable due to reverse merger	$-	$-	$12,774
Accounts payable - related party due to
reverse merger	$-	$-	$3,700

See accompanying notes to the financial statements

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, North Coast incurred a net loss for the nine months ended May 31, 2008. North Coast also had an accumulated deficit and a working capital deficit as of May 31, 2008. These conditions raise substantial doubt as to North Coast Partners, Inc.’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if North Coast Partners, Inc. is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

In September 2007, North Coast borrowed $12,000 from a related party. The note bears interest at 7% per annum, is unsecured, and is due June 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.10 per share at the option of the lender. In July 2008, the note was converted. See note 7 for details.

Related party notes totaling $70,050 that matured on April 30, 2008 were assigned by the lender to a third party individual investor in May 2008. In July 2008, the notes were converted. See note 7 for details. The notes were originally convertible only at maturity. The contingent conversion feature was triggered on April 30, 2008 when they matured without renewal. North Coast evaluated the conversion features under EITF’s 98-5 and 00-27 and determined the notes contained beneficial conversion features totaling $70,050. The $70,050 was treated as a discount to the notes payable and a credit to additional paid in capital. The $70,050 was immediately amortized into interest expense due to the notes being mature at the time the contingency was triggered.

NOTE 4 - NOTES PAYABLE - OTHER

In January and February 2008, North Coast borrowed $6,500 and $1,956, respectively, from a previous member of our Board of Directors. The notes bear interest at 7% per annum, are unsecured, and are due November 30, 2008. The balances are convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In March 2008, North Coast borrowed $9,880 and $5,788 from a previous member of our Board of Directors. The notes bear interest at 7% per annum, are unsecured, and are due September 30, 2008. The balances are convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In April and May 2008, North Coast borrowed $3,578 and $18,400, respectively, from a previous member of our Board of Directors. The notes bear interest at 7% per annum, are unsecured, and are due November 30, 2008. The balances are convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In May 2008, North Coast borrowed $6,180 and $4,940 from a previous member of our Board of Directors. The notes bear interest at 7% per annum, are unsecured, and are due November 30, 2008. The balances are convertible if not repaid at maturity at a conversion rate of $0.30 per share at the option of the lender.

NOTE 5—COMMON STOCK

On December 28, 2007, North Coast declared a 2 for 1 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 17, 2007. All share and per share amounts have been adjusted to reflect the split as if it had occurred on the first day of the first period presented.

On May 15, 2008, North Coast issued 360,000 shares of common stock to its president for services rendered. Compensation expense of $270,000 was recorded related to issuance of these shares.

NOTE 6 - MERGER AGREEMENT

On May 7, 2008 North Coast Partners, Inc., its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation, executed a merger agreement. Pursuant to its terms, Acquisition Corp. will merge into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of North Coast. Upon the effective time of the merger, all of the issued and outstanding common stock of Montavo, other than the stock held by stockholders who properly demand appraisal rights of their shares, shall exchange the shares owned by them for newly issued restricted shares of common stock of North Coast. It is anticipated that approximately 11,700,000 shares of common stock of North Coast will be issued to the shareholders of Montavo at the closing of the merger. However, in the event that North Coast does not consummate a merger or business combination with any other company within 90 days of the closing of the merger, the stockholders of Montavo will be entitled to receive additional shares in excess of the 11,700,000 shares. Upon the issuance of these additional shares, the stockholders of Montavo will beneficially own, in the aggregate, sixty percent (60%) of the issued and outstanding shares of common stock of North Coast, on a fully diluted basis. In contemplation of the merger, North Coast will file with the Secretary of State of Delaware an amendment to its certificate of incorporation, in order to increase its authorized share capital and change its name to Montavo, Inc.

Montavo is a Washington corporation formed on December 23, 2004 and has developed a mobile Location Based Services marketing solution for wireless carriers, mobile handsets manufacturers, wireless carrier/device software aggregators, personal navigation device manufacturers, and vehicle manufacturers. Montavo has a patent pending technology filed for “method and distribution system for location based wireless presentation of electronic coupons”.

NOTE 7—SUBSEQUENT EVENTS

In September 2007, North Coast borrowed $12,000 from a related party. On July 1, 2008, the lender assigned the note to a previous member of our Board of Directors, who agreed to accept 120,000 shares of common stock in complete satisfaction of principal and accrued interest. Accrued interest at May 31, 2008 totaled $670.

Related party notes totaling $60,050 that matured on April 30, 2008 were assigned by the lender to a third party individual investor on May 1, 2008. On June 23, 2008, the investor agreed to accept 600,000 shares of common stock in complete satisfaction of principal and accrued interest. Accrued interest at May 31, 2008 totaled $13,162.

Related party notes totaling $10,000 that matured on April 30, 2008 were assigned by the lender to a third party individual investor on May 2, 2008. On June 23, 2008, the investor agreed to accept 100,000 shares of common stock in complete satisfaction of principal and accrued interest. Accrued interest at May 31, 2008 totaled $1,113.

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

On November 6, 2007, Craig Moody was appointed as the Company’s Chief Executive Officer. Although Mr. Moody was entitled to 600,000 shares pursuant to his employment agreement (as previously reported on the Current Report on Form 8-K filed on November 14, 2007), Mr. Moody relinquished his shares as of December 14, 2007, and subsequently submitted his resignation on May 6, 2008. The Company and Mr. Moody executed a Mutual Release Agreement, pursuant to which North Coast paid Mr. Moody $17,000.

On May 6, 2008 the Board of Directors of the Registrant appointed Robert Montesano as President, to serve at the discretion of the Board of Directors until his successor is duly qualified and appointed.

On May 8, 2008, the Board of Directors of the Registrant appointed (i) Brook W. Lang, as Chief Executive Officer, and (ii) Brian Conte, as Chief Development Officer, each to serve at the discretion of the Board of Directors, until his successor is duly qualified and appointed.

New Line of Business - Plan of Operation

The Company has decided to pursue a new, additional line of business in the mobile communications industry. While the Company intends to retain its current business plan and operations in the sale of musical CDs and offering musical performances, the Company also intends to become a mobile enabler by developing innovative applications and technologies that access to permission based mobile database which the Company is developing, and offering targeted brand messaging and other innovative marketing platforms:

(a)	the Company plans to utilize technological platforms for mobile advertising, including among other things; to mobile coupon technology;

(b)
the Company plans on developing programs by combining various aspects of mobile phone technology platforms with a permission based mobile database through establishing relationships with affiliates and partners;

(c)	the Company also plans on developing programs for major brands that will provide compelling and targeted programs to their customers, while continuing to develop the Company’s mobile database.

In furtherance of its efforts to enter the mobile communications industry, on May 7, 2008 the Registrant, its wholly owned subsidiary, North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Acquisition Corp. will merge with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of the Registrant. As described below, upon the effective time of the merger, all of the issued and outstanding common stock of Montavo, other than the stock held by stockholders who properly demand appraisal rights of their shares, shall exchange the shares owned by them for newly issued restricted shares of common stock of the Registrant. It is anticipated that approximately 11,700,000 shares of common stock of the Registrant will be issued to the shareholders of Montavo at the closing of the merger. However, in the event that, the Registrant does not consummate a merger or business combination with any other company within 90 days of the closing of the merger, the stockholders of Montavo will be entitled to receive additional shares, in excess to the 11,700,000 shares (the “Additional Shares”). Upon the issuance of the Additional Shares, the stockholders of Montavo will beneficially own, in the aggregate, sixty percent (60%) of the issued and outstanding shares of common stock of the Registrant, on a fully diluted basis. In contemplation of the merger, the Registrant will file with the Secretary of State of Delaware, an amendment to its certificate of incorporation, in order to increase its authorized share capital and change its name to Montavo, Inc.

Montavo is a Washington corporation formed on December 23, 2004 and has developed a mobile Location Based Services (LBS) marketing solution for wireless carriers, mobile handsets mfg.’s, wireless carrier/device software aggregators, personal navigation device (PND’s) mfg.’s, and vehicle manufacturers. Montavo has a patent pending technology filed for “method and distribution system for location based wireless presentation of electronic coupons”.

Its application is two-fold:
(a)
With Montavo’s proprietary mDeal-Finder mobile search and content offering, it provides mobile phone users with offers, incentives and discounts from merchants (stores, restaurants, etc.) and directs them turn-by-turn to the merchant locations. This form of mobile marketing can be for push and pull type regular mobile advertisements and mobile coupons, without a data connection present at the point of sales and zero point of sales or salesperson integration; and

(b)	the backend technology enables generation of reports on sales/profits derived from its mobile advertising media technology.

Its application has a user interface which has been designed for:

Portability - to provide access to broad markets of current and future wireless mobile phones;

Simplicity - consumers are able to extract results with a minimal number of key entries; and

Branding - to build brand awareness and provide loyalty incentive programs and to give national brand advertisers an opportunity to personalize their service and offerings to their customers.

We do not expect to purchase or sell any significant equipment over the next twelve months. Once our business model is extended with intentions to be a mobile enabler in the mobile communications industry, we will hire management employees to assist with our extended growth strategy and operations.

Results of Operations

During the three and nine months ended May 31, 2008 we had no revenues.

Operating expenses increased by $329,868 for the three months ended May 31, 2008 to $333,329, as compared to operating expenses of $3,461 for the three months ended May 31, 2007. The increased expenses include $28,656 in professional, legal and filing fees, marketing expense of $10,000, web site expense of $2,757, severance compensation paid to our prior Chief Executive Office in the amount of $17,000, and stock based compensation valued at $270,000 paid to the Company’s President.

For the nine months ended May 31, 2008, operating expenses increased by $341,058 to $354,866, as compared to operating expenses of $13,808 for the nine months ended May 31, 2007. The increased expenses include $36,126 in professional, legal and filing fees, marketing expense of $10,000, web site expense of $5,757, severance compensation paid to our prior Chief Executive Office in the amount of $17,000 and stock based compensation valued at $270,000 paid to the Company’s President.

Liquidity and Capital Resources

As of May 31, 2008, we had $1,498 in available cash and a working capital deficit of $202,810.

On February 7, 2005, we borrowed $29,500 from a related party. On subsequent dates through April 3, 2007, we borrowed additional amounts from the related party totaling $40,550. These notes, totaling $70,050, were assigned by the lender to third party individual investors in May 2008. On June 23, 2008, the investors agreed to accept 700,000 shares of common stock in complete satisfaction of principal and accrued interest. Accrued interest at May 31, 2008 totaled $14,275.

In September 2007, we borrowed $12,000 from a related party. On July 1, 2008, the lender agreed to accept 120,000 shares of common stock in complete satisfaction of principal and accrued interest. Accrued interest at May 31, 2008 totaled $670.

In January 2008, we borrowed $6,500 from a previous member of our Board of Directors. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due November 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In February 2008, we borrowed $1,956 from a previous member of our Board of Directors. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due November 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In March 2008, we borrowed $9,880 and $5,788 from a previous member of our Board of Directors. The notes bear interest at the prevailing prime rate of 7% per annum, are unsecured, and are due September 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In April 2008, we borrowed $3,578 from a previous member of our Board of Directors. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due November 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In May 2008, we borrowed $18,400 from a previous member of our Board of Directors. The note bears interest at the prevailing prime rate of 7% per annum, is unsecured, and is due November 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.15 per share at the option of the lender.

In May 2008, we borrowed $6,180 and $4,940 from a previous member of our Board of Directors. The notes bear interest at the prevailing prime rate of 7% per annum, are unsecured, and are due November 30, 2008. The balance is convertible if not repaid at maturity at a conversion rate of $0.30 per share at the option of the lender.

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

Going Concern

We incurred a net loss of $430,552 for the nine months ended May 31, 2008. We also had an accumulated deficit of $544,754 and a working capital deficit of $202,810 as of May 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern.

The financial statements contained herein for the period ending May 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ending August 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off Balance Sheet Arrangements

None.

Item 3A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of the  lack of segregation of duties in financial reporting, as all our accounting functions are performed by one person with no additional internal oversight, because our Company does not have an audit committee.  This is due to the Company’s lack of working capital to hire additional staff.  To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Management's Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of May 31, 2008. We believe that our internal control over financial reporting is not effective because of the  lack of segregation of duties in financial reporting, as all our accounting functions are performed by one person with no additional internal oversight, because our Company does not have an audit committee.  This is due to the Company’s lack of working capital to hire additional staff.  To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008 the Company issued 360,000 shares of common stock to Robert Montesano for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Montesano is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH COAST PARTNERS, INC.

July 15, 2008	By:	/s/ Brook W. Lang

Name: Brook W. Lang Title: Chief Executive Officer