Form 10-Q
period 2008-09-30
Montavo, Inc.
filed 2008-11-19
CIK 1092800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-29397

MONTAVO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0619528 (IRS Employer Identification No.)

4957 Lakemont Blvd, Suite 239
Bellevue, Washington, 98006
(Address of principal executive offices)

(425) 747-5500
(Issuer's telephone number)

_______________________________N/A_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Largeaccelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 19, 2008: 25,610,000 shares.

TABLE OF CONTENTS TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

MONTAVO, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$270	$112

Long-term assets
Software developed for internal use	111,159	110,588
Patent pending	41,367	27,378

Total assets	$152,796	$138,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$98,167	$64,422
Accounts payable - related party	86,545	274,334
Accrued interest	3,264	29,603
Shareholder advances	46,991	37,510
Notes payable	103,549	-
Bridge round loans, net of discount of $0	-	297,500

Total current liabilities	338,516	703,369

Commitments	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
25,480,000 and 6,074,375 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	25,480	6,074
Additional paid in capital	1,343,349	197,177
Deficit accumulated during the development stage	(1,554,549)	(768,542)
Total stockholders' deficit	(185,720)	(565,291)

Total liabilities and stockholders' deficit	$152,796	$138,078

MONTAVO, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					December 23, 2004
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses	$768,032	$413,228	$561,718	$193,664	$1,469,558

Net loss from operations	(768,032)	(413,228)	(561,718)	(193,664)	(1,469,558)

Interest expense	(17,975)	(24,474)	(6,030)	(11,733)	(84,991)

Net loss	$(786,007)	$(437,702)	$(567,748)	$(205,397)	$(1,554,549)

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.04)	$(0.03)	N/A

Weighted average shares outstanding	7,978,102	6,000,000	13,046,957	6,000,000	N/A

MONTAVO, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2008
(Unaudited)
	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total

Balances, December 31, 2007	6,074,375	$6,074	$197,177	$(768,542)	$(565,291)

Shares issued for services January	2,000,000	2,000	45,400		47,400
Shares issued for cash:
Prior period adjustment	47,250	47	1,010		1,057
March	4,375	4	162		166
April	10,000	10	227		237
May	20,000	20	454		474
June	3,000	3	68		71
July	4,000	4	91		95
August	3,000	3	68		71
Options and warrants issued for services in:
Quarter ending March 31, 2008			3,310		3,310
Quarter ending June 30, 2008			5,088		5,088
Shares retained by North Coast in reverse merger (net liabilities assumed by Montavo)	13,080,000	13,080	(227,147)		(214,067)
Shares issued to convert North Coast note payables	700,000	700	84,978		85,678
Shares issued to convert Montavo note payables, accrued interest and accounts payable	1,670,600	1,671	876,387		878,058
Shares issued in excess of liabilities converted (accounted for as compensation)	169,400	169	84,531		84,700
Shares issued for exercise of options by waiving exercise price (accounted for as compensation)	1,169,000	1,169	9,023		10,192
Shares issued for services in September	525,000	525	261,975		262,500
Imputed interest on shareholder advances			548		548
Net loss				(786,007)	(786,007)
Balances, September 30, 2008	25,480,000	$25,480	$1,343,349	$(1,554,549)	$(185,720)

MONTAVO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			December 23, 2004
	Nine months ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(786,007)	$(437,702)	$(1,554,549)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount on notes payable	-	877	1,761
Issuance of common stock for services	309,900	-	380,961
Shares issued in excess of liabilities converted (accounted for as compensation)	84,700		122,599
Shares issued for exercise of options by waiving exercise price (accounted for as compensation)	10,192		10,192
Option and warrant expense	8,398	-	27,134
Imputed interest	548	-	3,281
Changes in:
Accounts payable	4,472	128,062	68,894
Accounts payable related party	201,524	-	365,270
Accrued interest	16,404	24,474	46,007
Net cash used in operating activities	(149,869)	(284,289)	(528,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent	(13,989)	(3,526)	(41,367)
Net cash used in investing activities	(13,989)	(3,526)	(41,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(5,413)	-
Proceeds from sales of common stock	2,171	355	74,993
Net shareholder advances	29,481	233,861	46,972
Proceeds from notes payable	132,364	59,123	555,622
Payments on notes payables	-	-	(107,500)
Net cash provided by financing activities	164,016	287,926	570,087

NET CHANGE IN CASH AND CASH EQUIVALENTS	158	111	270

CASH AND CASH EQUIVALENTS, beginning of period	112	-	-

CASH AND CASH EQUIVALENTS, end of period	$270	$111	$270

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Noncash investing and financing activities
Seller financed software developed for internal use	571	19,864	111,159
Shares retained by North Coast in reverse merger (net liabilities assumed by Montavo)	214,067	-	214,067
Shares issued to convert North Coast note payables	85,678	-	85,678
Shares issued to convert Montavo note payables, accrued interest and accounts payable	878,058	-	878,058

MONTAVO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Montavo, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Montavo’s Form 8-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 8-K have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Montavo incurred net losses from operations and has an accumulated deficit and a working capital deficit as of September 30, 2008. These conditions raise substantial doubt as to Montavo’s ability to continue as a going concern. As of the date of this report, Montavo believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations. The financial statements do not include any adjustments that might be necessary if Montavo is unable to continue as a going concern.

NOTE 3 - MERGER WITH NORTH COAST PARTNERS, INC.
On August 28, 2008, Montavo completed its merger with North Coast Partners, Inc. Pursuant to the agreement North Coast Acquisition Corp., a wholly owned subsidiary of North Coast Partners, Inc. merged into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of North Coast. Upon completion of the merger, all of the issued and outstanding common stock of Montavo, was exchanged for the same number of shares of common stock of North Coast. 11,700,000 shares of common stock of North Coast were issued to the shareholders of Montavo at the closing of the merger. In the event that North Coast does not consummate a merger or business combination with any other company within 90 days of the closing of the merger, the stockholders of Montavo will be entitled to receive additional shares in excess of the 11,700,000 shares. Upon the issuance of these additional shares, the stockholders of Montavo will beneficially own, in the aggregate, sixty percent (60%) of the issued and outstanding shares of common stock of North Coast, on a fully diluted basis. The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger. Hence, 13,080,000 shares are added to the stockholders’ equity statement to represent shares held by North Coast shareholders prior to the merger with Montavo. Assets and liabilities of North Coast Partners assumed by Montavo at the time of merger are as follows:

Cash	$419
Accounts payable	(37,562)
Accrued interest	(18,189)
Notes payable	(158,735)
Net liabilities assumed	$(214,067)

Of the assumed notes payable, $85,678 consisting of $70,050 and related accrued interest of $15,628 were converted to 700,000 shares of common stock of Montavo on September 3, 2008.

NOTE 4 - BRIDGE LOANS

During the quarter ended March 31, 2008, Montavo issued $17,500 of bridge loans with 7,000 common shares. The shares have a fair value of $166, and have been treated as a discount to the bridge loans.

During the quarter ended June 30, 2008, Montavo issued $82,500 of bridge loans with 33,000 common shares. The shares have a fair value of $782, and have been treated as a discount to the bridge loans.

During the quarter ended September 30, 2008, Montavo issued $17,500 of bridge loans with 7,000 common shares. The shares have a fair value of $166, and have been treated as a discount to the bridge loans.

In September 2008, Montavo converted all amounts due under the bridge loans into common stock of Montavo at $.50 per share (see note 6 below).

NOTE 5 - NOTES PAYABLE

Montavo assumed $158,735 in notes payable in connection with the merger with North Coast Partners, Inc. Of this amount, $70,050 of principal and $15,628 of interest was converted to 700,000 common shares on September 3, 2008. Additional borrowings of $14,864 from the same lender were received post-merger. All of the outstanding notes, totaling $103,549, are unsecured, bear interest at the rate of 7%, and contain a contingency clause stating that if notes are not paid by the maturity date, they will become convertible at $.10 per share at the option of the lender. All of the notes are due and payable on January 31, 2009.

NOTE 6 - COMMON STOCK

In January 2008, 2,000,000 shares of common stock were issued for services. These shares have a fair value of $47,400, were non forfeitable and fully vested resulting in immediate expense.

In August 2008, management determined 47,250 shares of common stock issued with bridge notes for cash in fiscal 2007 were previously unaccounted for for a total of $1,057.

In the nine months ending September 30, 2008, 44,375 shares were issued with the bridge notes and accounted for as stock for cash totaling $1,114.

In September 2008, 1,670,000 shares of common stock were issued to convert the bridge loans, accrued interest and accounts payable totaling $878,058. 169,400 additional shares were issued in excess of the original agreed upon conversion price and current market prices resulting in stock based compensation expense of $84,700.

In September 2008, 1,169,000 common shares were issued for exercise of 1,169,000 options with an aggregate exercise price of $10,192. Montavo waived the exercise price resulting in stock based compensation expense of $10,192.

In September 2008, 525,000 shares were issued for services. These shares have a fair value of $262,500, were non forfeitable and fully vested resulting in immediate expense.

NOTE 7 - OPTIONS AND WARRANTS

During the quarter ended March 31, 2008, Montavo granted 65,000 options that vest over one year with an exercise price of $.01 for services and 125,000 warrants that vest immediately with an exercise price of $.01 for services. The fair value of the awards was $4,363 with $3,310 expensed during the quarter ended March 31, 2008 and $352 expensed during the quarter ended June 30, 2008.

In April 2008, Montavo granted 50,000 warrants that vest immediately with an exercise price of $.01 for services. The fair value of the award was $1,182 with all of it expensed immediately.

In April 2008, Montavo granted 150,000 warrants that vest immediately with an exercise price of $0.00001 in consideration for legal services provided in connection with the Merger. The fair value of the award was $3,554 with all of it expensed immediately.

NOTE 8 - SUBSEQUENT EVENTS

On November 5, 2008 Montavo accepted a subscription for 130,000 common shares at $0.40 per share for gross proceeds of $52,000.

PART II
OTHER INFORMATION

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Montavo,” “the Company,” “we,” “our” or “us” refer to Montavo, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on October 19, 2007. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform to actual results.

Overview

The Company was incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation and until December 13, 2004, we had no operating history other than organizational matters. On December 13, 2004, we acquired Trans Media Inc. ("Trans Media"), a Wyoming corporation, by acquiring all of its issued and outstanding shares from its shareholders pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, among our Company, Trans Media, and all the shareholders of Trans Media. Pursuant to such agreement, the shareholders of Trans Media exchanged all of their 10,720,000 shares of common stock of Trans Media for 10,720,000 shares of the Company's common stock, which represented 84.28% of the outstanding shares of the Company's common stock on a fully diluted basis. As a result of such share exchange, Trans Media became the wholly owned subsidiary of the Company. Such transaction was treated as a reverse merger of Trans Media, and Trans Media is the continuing entity for financial reporting purposes.

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

New Line of Business - Plan of Operation

The Company decided to pursue a new, additional line of business in the mobile communications industry. While the Company intends to retain its current business plan and operations in the sale of musical CDs and offering musical performances, the Company also intends to also become a mobile enabler, by developing innovative applications and technologies that provide access to a permission-based mobile database which the Company is developing.

In furtherance of its efforts to enter the mobile communications industry, on May 7, 2008 the Company, its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on August 29, 2008 Acquisition Corp. was merged with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of the Registrant, and all of the issued and outstanding common stock of Montavo was exchanged for newly-issued, restricted shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, in the event that the Company does not consummate a merger or business combination with any other company within 90 days of the closing of the merger the stockholders of Montavo are entitled to receive additional shares of the Company’s common stock, in excess to the 11,700,000 shares issued at closing (the “Additional Shares”), so that upon the issuance of the Additional Shares the stockholders of Montavo will beneficially own, in the aggregate, sixty percent (60%) of the issued and outstanding shares of common stock of the Company, on a fully diluted basis. The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger.

Montavo is a Washington corporation formed on December 23, 2004 and has developed a mobile Location Based Services (LBS) marketing solution for wireless carriers, mobile handsets manufacturers, wireless carrier/device software aggregators, personal navigation device (PND’s) manufacturers, and vehicle manufacturers. Montavo has a patent pending filed for its “method and distribution system for location based wireless presentation of electronic coupons” technology.

Material Changes in Financial Condition

On September 30, 2008 we had $270 in cash, as compared to $112 in cash on December 31, 2007. Total assets on September 30, 2008 amounted to $152,796, an increase of approximately 10.7% as compared to total assets of $138,078 on December 31, 2007. The increase in total assets resulted primarily from investments in our patent pending, from $27,378 on December 31, 2007 to $41,367 on September 30, 2008.

Current liabilities decreased by approximately 51.9%, from $703,369 on December 31, 2007 to $338,516 on September 30, 2008. The drop in current liabilities resulted primarily from a decrease in accounts payable to related parties, from $274,334 on December 31, 2007 to $86,545 on September 30, 2008, and a decrease in accrued interest, from $29,603 on December 31, 2007 to $3,264 on September 30, 2008. The decreases in accounts payable to related parties and accrued interest reflect the conversion, on August 29, 2008, of accounts payable, bridge notes and related interest in the aggregate amount of $878,058 into 1,670,600 shares of our common stock, in connection with the consummation of the transactions contemplated by the Merger Agreement.

These decreases were offset in part by our assumption of promissory notes in the aggregate principal amount $158,735 and accrued interest of $15,628 in connection with the consummation of the transactions contemplated by the Merger Agreement, of which promissory notes in the principal amount of $70,050 and related accrued interest of $15,628 were converted into 700,000 shares of our common stock on September 3, 2008. Following the consummation of the transactions contemplated by the Merger Agreement, we issued new promissory notes in the principal amount of $14,864. As a result of the assumption of promissory notes pursuant to the Merger Agreement and the issuance of the new promissory notes, on September 30, 2008 we had a current liability for notes payable in the amount of $103,549, as compared to no liability for notes payable on December 31, 2007.

These decreases were further offset by an increase of approximately 52.4% in accounts payable, from $64,422 on December 31, 2007 to $98,167 on September 30, 2008, which resulted primarily from our assumption of approximately $39,600 in accounts payable in connection with the consummation of the transactions contemplated by the Merger Agreement. Shareholder advances also increased, by approximately 52.3%, from $37,510 on December 31, 2007 to $46,991 on September 30, 2008, as a result of additional shareholder loans needed to meet ongoing cash requirements.

Additional paid in capital increased from $197,177 on December 31, 2007 to $1,343,349 on September 30, 2008, as a result of stock issued for cash, services, debt conversions and stock option and warrant expense.

Material Changes in Results of Operations

We had no revenues in the three and nine month periods ended September 30, 2008. In the three and nine month periods ended September 30, 2008 we incurred net losses of $567,748 and $786,007, respectively, as compared to net losses of $205,397 and $437,702, respectively, in the three and nine month periods ended September 30, 2007. From December 23, 2004 (inception) to September 30, 2008 we incurred a net loss of $1,554,549. Operating expenses increased from $193,664 in the three months ended September 30, 2007 to $561,718 in the three months ended September 30, 2008. In the nine month period ended September 30, 2008 operating expenses increased from $413,228 on September 30, 2007 to $768,032 on September 30, 2008. Interest expense decreased by in the three months ended September 30, 2008, from $11,733 in the three months ended September 30, 2007 to $6,030 in the three months ended September 30, 2008, as a result of the conversion of debt into common stock on August 29, 2008 in connection with the consummation of the transactions contemplated by the Merger Agreement.

In the nine months ended September 30, 2008 interest expense decreased from $24,474 in the nine months ended September 30, 2007 to $17,975 in the nine months ended September 30, 2008. Basic and diluted net loss per share increased to $0.04 and $0.10, respectively, in the three and nine month periods ended September 30, 2008, as compared to $0.03 and $0.07, respectively, in the three and nine month periods ended September 30, 2007.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Going Concern Consideration

We are a development stage company with no operations and no revenues to date. Our independent auditors issued a going concern opinion, in their report dated October 17, 2007 with respect to our audited 2007 year-end financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2007 year-end financial statements contain additional footnote disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide information in response to this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our principal executive and financial officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the  lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide information in response to this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2008 we accepted a subscription for 130,000 shares of common stock at $0.40 per share, for aggregate gross proceeds of $52,000. The shares were offered without registration, pursuant to an exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) under Rule 504 of Regulation D and Section 4(2) of the Act, as an offering by an issuer not involving any public offering.  The subscriber represented that it is an accredited investor, as defined in Regulation D, that it acquired the shares for its own account as principal, not as a nominee or agent, for investment purposes only and not with a view to or for resale or distribution.

During the quarter ended September 30, 2008 we issued 7,000 shares of common stock, in connection with the issuance of bridge notes in the aggregate principal amount of $17,500.

On September 3, 2008 we agreed to issue 700,000 shares of common stock, upon conversion of outstanding promissory notes in the principal amount of $70,050 and accrued and unpaid interest of $15,628. These shares were issued without registration, pursuant to an exemption from the registration requirement of the Act under Regulation S and Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTAVO, INC.

Date: November 19, 2008	By:	/s/ Brook Lang
Name: Brook Lang
Title: Chief Executive Officer