Form 10-K
period 2008-12-31
Montavo, Inc.
filed 2009-04-15
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission File Number: 000-29397

MONTAVO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0619528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

4957 Lakemont Blvd, Suite 239, Bellevue, Washington 98006

(Address of principal executive offices)(Zip Code)

Company’s telephone number, including area code: (425) 747-5500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒ No           ☐  Yes

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of April 14, 2009 was 36,953,413. The aggregate number of shares of the voting stock held by non-affiliates on April 14, 2009 was 19,869,817. The market value of these shares, computed by reference to the market closing price of $.20 on April 14, 2009 was $3,973,963. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

PART I

4

ITEM 1. BUSINESS

4

Item 1A. Risk Factors.

5

Item 1B.  Unresolved Staff Comments.

5

Item 2. Properties.

5

Item 3 Legal Proceedings.

5

Item 4. Submission of Matters to a Vote of Security Holders

5

PART II

5

Item 5. Market for Registrant’s Common Equity and Related Stockholders Shareholder Matters and Registrant Purchases of Equity Securities.5

Item 6. Selected Financial Data

6

Item 7. Management’s Discussion and Analysis or Plan of Operation.

6

Item 8.   Financial Statements.

9

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

9

Item 9a.   Controls & Procedures

9

Item 9B.   Other Information

10

Part III

10

Item 10.   Directors, Executive Officers and Control Persons.

10

Item 11. Executive Compensation

12

Item 12. Security Ownership Of Certain Beneficial Owners And Management

13

Item 13. Certain Relationships and Related Transactions, and Director Independence

14

Item 14. Principal Accounting Fees and Services

15

Part IV

17

Item 15. Exhibits, Financial Statement Schedules.

17

SIGNATURES

18

PART I

ITEM 1. BUSINESS

A) General

Montavo, Inc. (the Registrant or the Company) was incorporated under the laws of the State of Delaware on April 20, 1994.  From incorporation until December 13, 2004 the Registrant had no operating history other than organizational matters.  On December 13, 2004 the Registrant acquired all of the issued and outstanding shares of Trans Media Inc., a Wyoming corporation engaged in the production and distribution of musical compact discs and musical performances. Through Trans Media, the Registrant engaged in the production and distribution of compact discs and musical performances targeted to the South Asian immigrant population in North America, and to date completed the production of eight compact discs.

In November 2007 the Registrant engaged in a new line of business, in the mobile communications industry, with the objective of becoming a mobile enabler and identifying, deploying and commercializing innovative mobile applications and technologies to offer targeted brand messaging. On November 6, 2007 Mr. Craig Moody was engaged to serve as the Registrant’s chief executive officer.  Mr. Moody is a former managing partner of Andrew & Associates International, a strategic and financial consultancy that provides services to media, entertainment and technology companies in Europe and the United States.  On May 7, 2008 the Registrant executed the Agreement with the consultancy, a developer of a mobile, location based services marketing application, and on May 8, 2008 Mr. Brook Lang, the chief executive officer of the Company, was appointed to serve as the Registrant’s chief executive officer following Mr. Moody’s resignation.

The Company has developed technology that allows wireless subscribers to search a proprietary advertisement delivery system by category of service and location. The content is delivered to subscribers via mobile handsets, personal navigation devices or navigation devices installed in vehicles. Subscribers can download and view advertisements, redeem special incentives and obtain turn-by-turn directions to the nearest retail location.

The Company expects that its core revenues will be derived from advertisers, who will be charged impression views and or monthly fees for inclusion in the Company permission based database, from impressions, click-through, and redemption fees for the redemption of incentives, or from fees for the development of national campaigns for brand advertisers. The Company plans to seek distribution agreements with advertisement campaign aggregators, including global advertising agencies, search-engine marketing optimization agencies, membership organizations and direct marketing organizations. The Company also intends to employ a small team of account executives that will act as a sales force and seek and solicit clients among national and regional brand leaders.

There can be no assurance that the Company will achieve its objectives or succeed in its business plan.  As of the date of this report, the Company believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2009 through cash flows generated by operations.  In order to continue with operations, we will need to raise additional funds through a sale of equity securities, incurring debt or a combination of both.  The Company has incurred net losses from operations and has an accumulated deficit and a working capital deficit as of December 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s office is located at 4957 Lakemont Blvd, Suite 239, Bellevue, Washington 98006.

As of December 31, 2008, the Company had no employees but was utilizing the services of independent contractors and consultants.

Item 1A. Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has offices at 4957 Lakemont Blvd., Suite #239, Bellevue, WA 98006 and has an engineering facility including a meeting room and server room. This space is provided at no cost by the chief development officer.

Item 3 Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders

On August 25, 2008, the Registrant held a special meeting of shareholders pursuant to a proxy statement that it filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock as of June 27, 2008. At the meeting, a proposal to amend the Certificate of Incorporation for the purpose of changing the name to Montavo, Inc.; a proposal to increase the number of authorized common stock from 20,000,000 to 100,000,000; and a proposal to increase the number of authorized preferred stock from 1,000,000 to 5,000,000, were approved.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Shareholder Matters and Registrant Purchases of Equity Securities.

Market Information

The Registrant’s common stock became eligible for trading on the Over-The-Counter Bulletin Board on December 19, 2007, having the trading symbol “MTVO”. As of December 31, 2008, the Company had 36,473,353 shares issued and outstanding.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2008, and incorporates a change in the Company’s fiscal year end effected October 8, 2008.

Period	High Bid	Low Bid
Period from 12/19/07 – 2/29/08	1.00	0.74
2nd Quarter 2008 ended 5/31/08	1.00	.75
3rd Quarter 2008 ended 8/31/08	.75	.40
Transition period ended 9/30/08	.75	.50
4th Quarter 2008 ended 12/31/08	.87	.31

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commissions and may not reflect actual transactions.

The Company has authorized 100,000,000 shares of common stock and 5,000,000 share of preferred stock, par value $.001. As of April 6, 2009, we had approximately 140 stockholders of record.

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

Equity Compensation Plans

In 2005 Montavo adopted the 2005 Stock Option Plan (“the Plan”). The Plan provides for the granting of stock options to employees and consultants for services rendered to the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to employees and consultants. Montavo reserved 1,000,000 shares of common stock for issuance under the Plan.  Please see Note 9 to the Company’s audited financial statements found elsewhere in this Report for additional information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 28, 2008, the Company and Mel Venkateswaran, a former officer and director, executed an asset sale and assignment agreement (the “Agreement”).  Pursuant to the Agreement, the Company purchased certain music and song rights, entitlements and related property rights (the “Acquired Assets”) from Mr. Venkateswaran and, as consideration, delivered a convertible promissory note dated August 28, 2008 (the “Note”) in the principal amount of $50,000.  The Note bears interest at the rate of 5% per annum and matures on the earlier of (i) August 27, 2009 or (ii) the date on which Mr. Venkateswaran informs the Company that the Note is due and payable. The principal amount of the Note and accrued and unpaid interest may be converted, at Mr. Venkateswaran’s option, into shares of the Company’s common stock at a conversion price equal to $0.50 per share.  The Note was issued without registration pursuant to an exemption from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. Mr. Venkateswaran agreed that the shares issuable upon conversion of the Note would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and an appropriate legend was affixed to the Note certificate issued to Mr. Venkateswaran. Mr. Venkateswaran received adequate information about the Registrant or had access, through his relationship with the Registrant, to such information.  The asset was recorded at zero value due to impairment.  The note was converted on November 15, 2008, for 100,000 shares and the accrued interest of $628 was forgiven.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Current Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Current Report or in documents incorporated by reference in this Current Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The forward-looking statements relating to the Company’s operations are based on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

o The Company's ability to successfully develop, market, and price its products and services;

o The Company's ability to hire and maintain the personnel necessary to run its operations;

o The level of consumer and advertiser spending for the Company's products and services;

o The success of the Company’s marketing and promotion programs in obtaining market acceptance for its products and services; and

o Market conditions affecting the prices of the Company's products and services.

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

New Line of Business - Plan of Operation

The Company decided to pursue a new, additional line of business in the mobile communications industry.  While the Company intends to retain its current business plan and operations in the sale of musical CDs and offering musical performances, the Company also intends to become a mobile enabler, by developing innovative applications and technologies that provide access to a permission-based mobile database which the Company is developing.

In furtherance of its efforts to enter the mobile communications industry, on May 7, 2008, the Company, its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on August 28, 2008, Acquisition Corp. was merged with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of the Registrant, and all of the issued and outstanding common stock of Montavo was exchanged for newly-issued, restricted shares of common stock of the Company.  11,700,000 shares of common stock of North Coast Acquisition Corp. were issued to the shareholders of Montavo at the closing of the merger. In the event that North Coast did not consummate a merger or business combination with any other company within 90 days of the closing of the merger, the stockholders of Montavo were entitled to receive additional shares of the Company’s common stock, in excess of the 11,700,000 shares issued at closing. No such merger of business combination occurred. Accordingly, 10,089,512 additional common shares (“Additional Shares”) were to be issued to the stockholders of Montavo on or after November 28, 2008. As a result, the stockholders of Montavo would own, in the aggregate, sixty percent (60%) of the issued and outstanding share of common stock of the Company, on a fully diluted basis.  The Additional Shares have been issued as of the date of this report.    The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger.  Subsequent to the merger, the Company changed its name to Montavo, Inc.

Montavo, as a Washington corporation was formed on December 23, 2004, and has developed a mobile Location Based Services (LBS) marketing solution for wireless carriers, mobile handsets manufacturers, wireless carrier/device software aggregators, personal navigation device (PND’s) manufacturers, and vehicle manufacturers. Montavo has a patent pending filed for its “method and distribution system for location based wireless presentation of electronic coupons” technology.  Montavo has a second patent pending filed for its “system and method of confirming sales revenue and profit in a physical store from mobile advertisements”.

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2008, and 2007 should be read in conjunction with the financial statements of the Company and related notes included therein.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008 we had $2,406 in cash, as compared to $112 in cash on December 31, 2007.  Total assets on December 31, 2008 amounted to $359,509 as compared to total assets of $138,078 on December 31, 2007.  The increase in total assets resulted primarily from investments in our software development, from $110,588 on December 31, 2007 to $320,140 on December 31, 2008. As of December 31, 2008, Montavo had negative working capital of $415,878.

Current liabilities decreased from $703,369 on December 31, 2007 to $418,284 on December 31, 2008.  The drop in current liabilities resulted primarily as a result of the conversion, on August 29, 2008, of accounts payable, bridge notes and related interest in the aggregate amount of $864,288 into 1,670,600 shares of our common stock in connection with the consummation of the transactions contemplated by the Merger Agreement.  These decreases were offset by an increase in accounts payable, from $64,422 on December 31, 2007 to $133,209 on December 31, 2008.

Additional paid in capital increased from $197,177 on December 31, 2007 to $1,516,364 on December 31, 2008, as a result of stock issued for cash, services, debt conversions and stock option and warrant expense.

RESULTS OF OPERATIONS

We had no revenues in the years ended December 31, 2008 and 2007.  In the years ended December 31, 2008 and 2007 we incurred net losses of $843,071 and $227,096.  From December 23, 2004 (inception) to December 31, 2008 we incurred a net loss of $1,611,613.  Operating expenses increased from $194,463 in the year ended December 31, 2007 to $822,925 in the year ended December 31, 2008, as follows:

	2008	2007	Increase
Management fees	$219,923	$142,512	$77,411
Consulting fees	427,249	15,606	411,643
Professional fees	129,605	3,251	126,354
Other operating expenses	46,148	33,094	22,498
	$822,925	$194,463	$628,462

Interest expense decreased by $12,487, from $32,633 in the year ended December 31, 2007 to $20,146 in the year ended December 31, 2008, primarily as a result of the conversion of debt into common stock on August 29, 2008 in connection with the consummation of the transactions contemplated by the Merger Agreement.

Basic and diluted net loss per share increased to $0.06 for the year ended December 31, 2008, as compared to $.03 for the year ended December 31, 2007.

Item 8.   Financial Statements.

Financial statements are audited and included herein beginning immediately following the signature page of this Form 10K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9a.   Controls & Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Control Persons.

Identification of Directors and Executive Officers of the Company

All directors of the Registrant hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The Registrant’s officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Age	Positions and Offices

Brook W. Lang	44	Chief Executive Officer of the Company since May 2008

Robert Montesano	32	President and Director of the Registrant since May 2008

Brian Conte	48	Chief Development Officer of the Company since May 2008

Wong Peck Ling	37	Chief Financial Officer and Director of the Registrant since January 2004

Brook W. Lang has served as our chief executive officer since May 8, 2008.  Mr. Lang is a seasoned executive with over 20 years of experience in sales and marketing, financial management, operations, and product development capacities in high tech industries. In several executive, senior executive, sales and business development, advisory, board and board advisory roles, Mr. Lang has conducted business domestically in the U.S. and internationally in Europe and Asia building, company relationships and working with industry, trade and standards organizations.  In February 2003, Mr. Lang worked with L & S on several executive projects in the wireless industry, helping launch products and services to the wireless, content, games, retail, distribution and enterprise markets. In December of 2004, as part of these projects, Mr. Lang was actively recruited, together with some of his own intellectual property, to help lead the Company, a wireless Location Based Services (LBS) mobile application company focused on the mobile search and advertising market. Mr. Lang works closely with the technology team to develop and evolve the technologies and is responsible for marketing, distribution and branding for the Company’s applications, targeting national and regional brand advertisers and small to medium sized local advertisers. Mr. Lang is also responsible for development of relationships with mobile software aggregators and global wireless carriers, to offer private labeled solutions and other mobile marketing solutions.  Mr. Lang holds a Bachelor’s degree in Business Administration from the University of Washington.

Robert Montesano has served as President since November 6, 2007 and was named Director on May 8, 2008.  Robert Montesano manages the administration and assists Mr. Lang in the marketing and distribution efforts.  From 1999 to 2005, Mr. Montesano commenced his sales and marketing career at Sutton West Realty Group, where he was involved in real estate transactions with various clients. In 2005, Mr. Montesano commenced working for Superior Product Designs, Inc., where he set up an initial infrastructure to support sales efforts worldwide. Robert graduated from York University in Toronto and received a Bachelor of Business Administration.

Brian Conte has served as our chief development officer since May 8, 2008.  Mr. Conte manages the development and technological aspects of Montavo’s mobile applications and solutions. He founded Fast Track Development in 1999 and has over 15 years of entrepreneurial experience and technology expertise. Mr. Conte was among the early employees of Microsoft, being the 225th employee hired, and managed the development of Microsoft's first browser in 1985 and later founded hDC/Express Systems, the first Windows software company. Mr. Conte ran hDC, later named Express Systems, for 10 years before selling it to WRQ Inc. in 1996, where he remained as CTO until 1999.  Mr. Conte spearheaded the development of one of WRQ's most successful products, Express 2000, which generated more than $10 million in its first year.   In 2002, Mr. Conte launched a development company with an office in India which currently has 35+ employees, specializing in Microsoft.NET Development for desktop and mobile platforms.  Mr. Conte designed and developed Fast Track’s Home Automation product line, which won Electronic House’s 2006 “Best Home of the Year” award in its debut year and was featured on the Discovery Channel.  Mr. Conte holds a BSE in Electrical Engineering and Computer Science from Princeton University.

Wong Peck Ling has served as our chief financial officer and a director since January 30, 2004, and was our chief executive officer from January 30, 2004 until December 13, 2004. From July 1992 to September 1995, Ms. Wong was an external auditor with Ernst & Young Public Accountants in Kuala Lumpur, Malaysia. In June 1997, Ms. Wong joined Insinger Brumby Berhad [add full name], a Labuan private management company, and is presently an executive director. Ms. Wong is a member of the CPA Australia (CPA) and a Chartered Accountant with the Malaysian Institute of Accountants. In July 1992, Ms. Wong graduated from Monash University in Melbourne, Australia with a Bachelor of Economics degree, majoring in Accounting.

Our officers and directors have not been affiliated with any business that has filed for bankruptcy, had a bankruptcy petition filed against it or had a receiver appointed for it, and have not personally been subject to bankruptcy proceedings, within the last five years. Our officers and directors have not been convicted or named in any criminal proceedings (excluding traffic violations and other minor offenses), or been the subject of any order, judgment or decree enjoining their business practices, their activity in connection with the purchase or sale of securities, commodities or other investments, or any other activities in connection with a violation of Federal or state securities or commodities laws.

We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officers or directors, is a party adverse to the Registrant, the Company or any of our subsidiaries or has a material interest adverse to us.

There are no agreements with respect to the election of directors.

The Company has no audit or compensation committee.

Item 11. Executive Compensation

Summary Compensation

The following table presents certain specific information regarding the compensation of our Chief Executive Officer and Chief Financial Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2007, and 2008..

SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Fiscal Year Covered	Salary ($)	Bonus ($)	Other annual compensa -tion ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Mel Venka- teswaran, CEO(1)	2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Craig Moody, CEO(2)	2008	17,000(2)	0	0	0	0	0	0
Wong Peck Ling, CFO	2008 2007	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Robert Montesano, President(3)	2008	0	0	0	0	0	0	0
Brook W. Lang, CEO(4)	2008	0	0	0	(value of option)	54,451	0	0
Brian Conte(4)	2008	0	0	0	(value of option)	54,451	0	0

(1)

Mel Venkateswaran resigned his position as CEO on November 6, 2007.

(2)

Craig Moody was appointed CEO on November 6, 2007 and resigned on May 6, 2008.  See Employment Agreements below for additional information.

(3)

Robert Montesano was appointed President on  November 6, 2007.

(4)

On May 8, 2008, Brook W. Lang was appointed CEO and Brian Conte was appointed CDO.

The company has retained L & S, from which Mr. Lang receives some compensation,  for management services & expenses.  These management services and expenses totaled   $219,923 in 2008, $142,512 in 2007.

Grants of Stock Options and Stock Appreciation Rights

As consideration for marketing services, the Company issued options to Bob Pinkerton, a member of the Company’s advisory board, to purchase an aggregate of 90,000 (for both 2005 and 2006) shares of the Company’s common stock and agreed to pay Mr. Pinkerton $15,000.  Pursuant to a letter agreement dated May 10, 2008, between the Company and Mr. Pinkerton, Mr. Pinkerton agreed to the cancellation of the amount owed in exchange for the issuance of 30,000 shares of the Company’s common stock to Mr. Pinkerton.

As consideration for advisory services in 2005, the Company issued options to Michael Mortier, a member of the Company’s advisory board, to purchase an aggregate of 100,000 shares of the Company’s common stock.

As consideration for advisory services, on March 31, 2006, the Company issued options to Kenneth Young, a member of the Company’s advisory board, to purchase an aggregate of 150,000 shares of the Company’s common stock.

As consideration for advisory services, on April 13, 2005, the Company issued an option to Doug Chartier, a member of the Company’s advisory board, to purchase 40,000 shares of the Company’s common stock.

As consideration for advisory services in 2005 and 2006, the Company issued options to Steve Moore, a member of the Company’s advisory board, to purchase an aggregate of 300,000 shares of the Company’s common stock.

As consideration for advisory services in June 22, 2005, the Company issued options to Nathan McDonald, a member of the Company’s advisory board, to purchase an aggregate of 10,000 shares of the Company’s common stock.

As consideration for advisory services in 2006 and 2007, the Company issued options to Jeff Swanson, a member of the Company’s advisory board, to purchase an aggregate of 40,000 shares of the Company’s common stock.

As consideration for advisory services in September 1, 2006, the Company issued options to Marc Weinberg, a member of the Company’s advisory board, to purchase an aggregate of 10,000 shares of the Company’s common stock.

As consideration for advisory services in February 1, 2008, the Company issued options to Don Stangle, a member of the Company’s advisory board, to purchase an aggregate of 25,000 shares of the Company’s common stock.

As consideration for advisory services in February 1, 2008, the Company issued options to Dan Allen, a member of the Company’s advisory board, to purchase an aggregate of 40,000 shares of the Company’s common stock.

Employment Contracts

On November 6, 2007, the Company entered into an employment agreement with then CEO, Craig Moody.  The agreement was reported and filed as part of a Current Report on Form 8-K on November 14, 2007, which is incorporated herein by reference.  The Agreement was subsequently cancelled on May 6, 2008.  Mr. Moody filed a release of all claims under the Agreement for and in consideration of a payment of $17,000.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

There were 36,223,353 shares of Montavo common stock issued and outstanding as of December 31, 2008. The following table lists, as of December 31, 2008, the number of shares of the Registrant’s common stock that are beneficially owned by (i) each person or entity known to the Registrant to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Registrant; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Unless indicated otherwise, all addresses below are c/o Montavo, Inc., 4957 Lakemont Blvd. SE, C-4 Suite #239, Bellevue, WA 98006.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Brook W. Lang	2,001,050	5.5%

Robert Montesano	360,000	1.0%

Brian Conte	4,321,187	11.9%

Wong Peck Ling	1, 612,000	4.5%

Stamford Bridge Holdings Limited (1)	1, 612,000	4.5%

Bret Nesland	2,518,786	7.0%

Armada Capital LLC(2)	4,658,573	12.9%

All directors and executive officers as a group (4 persons)	8,294,237	22.9%

(1)

Stamford Bridge Holdings Limited owns 1, 612,000 shares of our Common Stock. Ms. Wong Peck Ling, our Chief Financial Officer and a director, is the sole shareholder of Stamford Bridge Holdings Limited and is deemed to beneficially own the shares owned by Stamford Bridge Holdings Limited.

(2)	Mr. Bret Nesland is the sole shareholder and director of Armada Capital LLC and may be deemed to beneficially own any shares of our Common Stock issued to Armada Capital LLC.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Montavo recorded management services & expenses totaling $219,923 and $142,512 to an entity owned by a shareholder  during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, $76,358 and $163,746 of these fees are unpaid.

In addition, Montavo recorded software development costs totaling $165,469 and $66,871 to a shareholder for software development services for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 there have been no payments on these fees. The amounts are secured by all of the assets of Montavo. The amounts are convertible into common stock of Montavo if Montavo sells $250,000 or more of Series A Convertible Preferred Stock in an equity financing. If triggered, the amounts owed would be converted at the same price per share as the equity financing. At December 31, 2008 and 2007, $165,469 and $110,588 of these fees are unpaid.

In 2007, shareholders made interest bearing loans to Montavo totaling $107,500. The loans were secured by all of Montavo’s assets. Interest expense on these loans was calculated at 6%, and $4,727 was charged to interest expense in 2007. Montavo repaid the loans in full in 2007.

In the years ended December 31, 2007 and 2008, a shareholder made non-interest bearing advances that are payable on demand to Montavo totaling $455 and $4,500, respectively.  As of December 31, 2006, Montavo owed this shareholder $17,536 in advances.  The $4,500 was repaid prior to December 31, 2008.  Interest expense on these loans has been imputed at 6%, and $1,147 and $856 was charged to interest expense and credited to additional paid in capital for the years ended December 31, 2007 and 2008, respectively.

In the years ended December 31, 2006 and 2005, a shareholder made interest bearing, unsecured loans to Montavo totaling $6,000 and $14,000, respectively and had remained outstanding as of December 31, 2007 and 2008.  Interest expense on these loans was calculated at 6%, and $1,200 and $600 was charged to interest expense in the years ended December 31, 2007 and 2008, respectively.  These loans and the related accrued interest were converted into common stock of Montavo at $.50 per share at September 2008.

At December 31, 2008 and 2007, shareholder advances totaled $17,491 and $37,510 respectively.

A shareholder advanced an additional $25,000 to Montavo in September 2008.  These funds are related to a convertible promissory note with a stated interest rate of 12%.  The note is convertible at the option of the holder at $.50/share.  Interest expense of $378 was accrued as of December 31, 2008, relating to this loan.  Montavo analyzed the convertible note for derivative accounting consideration under SFAS 133 and EITF 00-19.  Montavo determined the embedded conversion option in the convertible note met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19.  Therefore, derivative accounting was not applicable.

At December 31, 2008 and 2007, convertible debt totaled $25,000 and $0, respectively.

The Company has offices at 4957 Lakemont Blvd., Suite #239, Bellevue, WA 98006 and has an engineering facility, including a meeting room and server room. This space is provided at no cost by the chief development officer.

Item 14. Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone & Bailey, PC, Certified Public Accountants and Consultants.

	2008	2007
Audit fees	$27,935	$29,520
Audit related fees	12,075	0
Tax fees	0	0
All other fees	10,455	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

Part IV

 Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report, immediately following the signature page:

EXHIBITS FILED WITH THIS REPORT

3.1

Certificate of Incorporation (filed as Exhibit 3.1 to our registration statement on Form 10-SB filed with the SEC on February 8, 2000 (SEC File No. 000-29397) (the “2000 Form 10-SB”) and incorporated herein by reference).

3.1.1	Certificate of Amendment (filed as Exhibit 3.1.1 to our Current Report on Form 8K filed with the SEC on August 29, 2008, and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the 2000 Form 10-SB and incorporated herein by reference).

10.1	Employment Agreement with Craig Moody (filed as Exhibit 10.3 to our Current Report on Form 8K filed with the SEC on November 14, 2007, and incorporated herein by reference).

10.2	Mutual Release Agreement with Craig Moody (filed as Exhibit 10.2 to our Current Report on Form 8K filed with the SEC on May 9, 2008, and incorporated herein by reference).

10.3

Agreement between North Coast Partners, Inc. (now Montavo, Inc.) and North Coast Acquisition Corp. (filed as Exhibit 10.1 to our Current Report on Form 8K filed with the SEC on May 9, 2008, and incorporated herein by reference).

10.4	Asset Sale and Assignment Agreement (filed as Exhibit 10.3 to our Current Report on Form 8k filed with the SEC on August 29, 2008, and incorporated herein by reference).

10.5	Convertible Promissory Note dated August 28, 2008 (filed as Exhibit 10.4 to our Current Report on Form 8K filed with the SEC on August 29, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTAVO, INC.

April 13, 2009	/s/ Brook W. Lang
Brook W. Lang, Chief Executive Officer

April 13, 2009	/s/ Wong Peck Ling
Wong Peck Ling, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2009	By:	_/s/ Wong Peck Ling_____________________
	Name:	Wong Peck Ling
	Title:	Chief Financial Officer and Director

April 13, 2009	By:	_/s/ Robert Montesano___________________
	Name:	Robert Montesano
	Title:	President, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Montavo, Inc.

(A Development Stage Company)

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Montavo, Inc. (Montavo) as of December 31, 2008 and 2007, and the related consolidated statements of expenses, cash flows and changes in stockholders’ deficit for the years then ended and the period from December 23, 2004 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of Montavo’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Montavo is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Montavo’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montavo, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended and the period from December 23, 2004 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Montavo will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Montavo has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 14, 2009

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 2,406	$ 112

Long-term assets
Software developed for internal use	320,140	110,588
Patent pending	36,963	27,378

Total assets	$ 359,509	$ 138,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 133,209	$ 64,422
Accounts payable - related party	241,828	274,334
Accrued interest	756	29,603
Shareholder advances	17,491	37,510
Convertible debt - related party	25,000	-
Bridge round loans, net of discount of $0 and $0, respectively	-	297,500

Total current liabilities	418,284	703,369

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 and 1,000,000 shares authorized,
none issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Common stock, $.001 par value, 100,000,000 and 20,000,000 shares authorized,
36,223,353 and 6,074,375 shares issued and outstanding at December 31, 2008 and 2007, respectively	36,474	6,074
Additional paid in capital	1,516,364	197,177
Deficit accumulated during the development stage	(1,611,613)	(768,542)
Total stockholders' deficit	(58,775)	(565,291)

Total liabilities and stockholders' deficit	$ 359,509	$ 138,078

	The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			December 23, 2004
	Year ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Operating expenses	$ 822,925	$ 194,463	$ 1,526,614

Net loss from operations	(822,925)	(194,463)	(1,526,614)

Interest expense	(20,146)	(32,633)	(84,999)

Net loss	$ (843,071)	$ (227,096)	$ (1,611,613)

Basic and diluted net loss per share	$ (0.06)	$ (0.03)	N/A

Weighted average shares outstanding	14,847,714	6,000,000	N/A

The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from December 23, 2004 (Inception) through December 31, 2008

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Issuance of founder shares for cash December 23, 2004	3,000,000	$ 3,000	$ 68,061	$ -	$ 71,061

Balances, December 31, 2004	3,000,000	3,000	68,061	-	71,061

Issuance of common stock for services July	3,000,000	3,000	68,061		71,061

Options and warrants issued for services in:
February			1,730		1,730
March			1,551		1,551
April			680		680
May			237		237
June			125		125
December			47		47

Imputed interest on shareholder advances			533		533

Net loss				(197,609)	(197,609)

Balances, December 31, 2005	6,000,000	6,000	141,025	(197,609)	(50,584)

Shares issued for cash:
April	5,000	5	113		118
May	15,000	15	340		355
August	16,250	16	369		385
October	12,500	12	284		296
November	8,750	9	199		208
December	1,875	2	42		44

Options and warrants issued for services in:
February			3,241		3,241
March			3,552		3,552
April			89		89
June			2,211		2,211
July			142		142
August			49		49
September			79		79
Vesting of prior period options and warrants			2,147		2,147

Shares issued by shareholders on behalf of Montavo for
modification of loan terms accounted for as a
a contribution to capital			37,899		37,899

Imputed interest on shareholder advances			1,053		1,053

Net loss				(343,837)	(343,837)

Balances, December 31, 2006	6,059,375	6,059	192,834	(541,446)	(342,553)

Shares issued for cash:
January	8,750	9	198		207
April	6,250	6	142		148

Options and warrants issued for services in:
January			710		710
Vesting of prior period options and warrants			2,146		2,146

Imputed interest on shareholder advances			1,147		1,147

Net loss				(227,096)	(227,096)

Balances, December 31, 2007	6,074,375	6,074	197,177	(768,542)	(565,291)

Shares issued for services in January	2,000,000	2,000	45,400		47,400
Shares issued for services in September	525,000	525	261,975		262,500

Shares issued for cash:
Prior period adjustment	47,250	47	1,010		1,057
March	4,375	4	162		166
April	10,000	10	227		237
May	20,000	20	454		474
June	3,000	3	68		71
July	4,000	4	91		95
August	3,000	3	68		71
November	130,000	130	51,870		52,000
December	75,000	76	29,924		30,000

Options and warrants expense			9,231		9,231
Shares retained by North Coast in reverse merger
(net liabilities assumed by Montavo)	13,080,000	13,080	(277,147)		(264,067)
Shares issued to convert North Coast notes payable	1,398,841	1,399	248,918		250,317
Shares issued to convert Montavo notes payable,
accrued interest and accounts payable	1,670,600	1,671	862,617		864,288
Shares issued in excess of liabilities converted
(accounted for as compensation)	169,400	169	84,531		84,700
Shares issued for exercise of options by waiving
exercise price (accounted for as compensation)	1,169,000	1,169	9,023		10,192
Shares issued to meet contractual ownership
obligations related to merger agreement	10,089,512	10,090	(10,090)		-
Imputed interest on shareholder advances			855		855

Net loss				(843,071)	(843,071)

Balances, December 31, 2008	36,473,353	$ 36,474	$ 1,516,364	$ (1,611,613)	$ (58,775)

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 23, 2004
	Year ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (843,071)	$ (227,096)	$ (1,611,613)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount on notes payable	-	1,232	1,761
Issuance of common stock for services	309,900	-	380,961
Shares issued for modification debt terms	-	-	37,899
Shares issued in excess of liabilities converted
(accounted for as compensation)	84,700	-	84,700
Shares issued for exercise of options by waiving
exercise price (accounted for as compensation)	10,192	-	10,192
Option and warrant expense	9,231	2,856	27,967
Imputed interest	855	1,147	3,588
Changes in:
Accounts payable	(4,017)	27,792	60,405
Accounts payable related party	177,568	120,746	341,314
Accrued interest	14,986	23,103	44,589
Net cash used in operating activities	(239,656)	(50,220)	(618,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent	(9,585)	(4,210)	(36,963)
Net cash used in investing activities	(9,585)	(4,210)	(36,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(5,413)	-
Proceeds from sales of common stock	84,171	355	156,993
Net shareholder advances	-	(45)	17,491
Proceeds from notes payable	167,364	167,145	590,622
Payments on notes payables	-	(107,500)	(107,500)
Net cash provided by financing activities	251,535	54,542	657,606

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,294	112	2,406

CASH AND CASH EQUIVALENTS, beginning of period	112	-	-

CASH AND CASH EQUIVALENTS, end of period	$ 2,406	$ 112	$ 2,406

Supplemental cash flow disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Noncash investing and financing activities
Seller financed software developed for internal use	209,552	21,174	320,140
Shares retained by North Coast in reverse merger
(net liabilities assumed by Montavo)	264,067	-	264,067
Shares issued to convert North Coast notes payable,
accrued interest	250,317	-	335,995
Shares issued to convert Montavo notes payable,
accured interest and accounts payable	864,288	-	864,288
Additional shares issued to Montavo shareholders
to meet 60% threshold per merger agreement	10,090	-	10,090

	The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business Activity

Montavo, Inc. (The Company or Montavo) is a Washington corporation formed on December 23, 2004 and is developing a mobile Location Based Services marketing solution for wireless carriers, mobile handsets manufacturers, wireless carrier and device software aggregators, personal navigation device manufacturers, and vehicle manufacturers. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. Montavo has a patent pending technology filed for “method and distribution system for location based wireless presentation of electronic coupons”.

Acquisition Corp. was incorporated under the laws of the State of Delaware on April 20, 1994. From such date until December 13, 2004, the Company had no operating history other than organizational matters.  On December 13, 2004, Trans Media Inc. ("Trans Media"), a Wyoming corporation, became a wholly owned subsidiary of the Company. Such transaction was treated as a reverse merger of Trans Media.

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

In August 2008, the Company, Montavo Inc and North Coast Partners (North Coast) merged, whereby, Acquisition Corp was merged with and into Montavo and Montavo assumed North Coast's assets and liabilities.  Montavo exchanged 100% (11,700,000 shares) of Montavo for 11,700,000 shares of North Coast with 13,080,000 shares retained by the North Coast shareholders.  The merger was deemed to be a reverse merger whereby Montavo is the accounting acquirer due to Motavo’s control of the board of directors and management.  Recapitalization accounting was deemed appropriate due to North Coast having nominal operations and none of those operations continuing post merger.  Montavo shareholders obtained an additional 10,089,512 common shares in November 2008, due to lack of another merger or business combination giving the Montavo shareholders approximately 60% of the combined company.

This summary of significant accounting policies of Montavo is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of management, who are responsible for their integrity and objectivity. These accounting policies conform to account principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following items comprise the significant accounting policies of Montavo.

Basis of Accounting

Montavo maintains its accounts on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by Montavo and the methods of applying those principles, which materially affect the determination of financial position, results of operating and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks and all highly liquid investments with original maturities of three months or less at the time of purchase.

Software Developed for Internal Use

Software development costs for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and, once placed in service, amortized using the straight-line method over the estimated useful life. Montavo is currently developing proprietary Deal-Finder mobile search and mobile advertising media technology. Montavo has capitalized costs for internally developed software totaling $320,140 and $110,588 as of December 31, 2008 and 2007, respectively. A significant portion of the costs have been incurred through a vendor which is owned 100% by Montavo’s CDO, Brian Conte.  See footnote 3 regarding the funds owed to this related-party vendor.  As of December 31, 2008, the software was still under development and has not been placed in service and therefore amortization has not yet begun.  Montavo evaluated the software development costs under Statement of Financial Accounting Standard (“SFAS”) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that there is no impairment.

Patents

The cost of patents represents amounts paid to third parties, including legal costs associated with successfully defending or obtaining the patents. Amortization will be calculated on a straight-line basis over the estimated useful life of the related asset. If patent applications are unsuccessful, cost associated with these patents is expensed immediately. Montavo has a patent pending technology filed for “method and distribution system for location based wireless presentation of electron coupons”. Montavo has capitalized costs for patent-related legal fees totaling $36,963 and $27,378 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the patent is still pending and therefore amortization has not yet begun.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2008 and 2007, there were 0 and 120,611 potential common shares, respectively, that were anti-dilutive.

Debt Discounts

Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to $-0- and $1,232 during the years ended December 31, 2008 and 2007, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Black-Scholes Valuation Model

Montavo used the Black-Scholes pricing model to determine the fair values of its options and warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. Montavo uses a risk free interest rate which is the U.S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security. Montavo applies the simplified method under SAB107 to determine the expected life.

Stock Based Compensation

Montavo records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, as interpreted by SEC Staff Accounting Bulletin No. 107.

Stock issued to employees is recorded at the fair value on the date of grant and recognized as compensation expense over the applicable requisite service period. Warrants granted to non-employees are recorded at the estimated fair value of the options granted using the Black-Scholes pricing model and recognized as general and administrative expense over the applicable requisite service period.

Recently Issued Accounting Pronouncements

Montavo does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Montavo incurred net losses from operations and has an accumulated deficit and a working capital deficit as of December 31, 2008 and 2007. These conditions raise substantial doubt as to Montavo’s ability to continue as a going concern. As of the date of this report, Montavo believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2009 through cash flows generated by operations. The consolidated financial statements do not include any adjustments that might be necessary if Montavo is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Montavo recorded management fees totaling $219,923 and $142,512 to a shareholder for his services rendered during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, $76,358 and $163,746 of these fees are unpaid.

In addition, Montavo recorded software development costs totaling $165,469 and $66,871 to a shareholder for software development services for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 there have been no payments on these fees. The amounts are secured by all of the assets of Montavo. The amounts are convertible into common stock of Montavo if Montavo sells $250,000 or more of Series A Convertible Preferred Stock in an equity financing. If triggered, the amounts owed would be converted at the same price per share as the equity financing. At December 31, 2008 and 2007, $165,469 and $110,588 of these fees are unpaid.

In 2007, shareholders made interest bearing loans to Montavo totaling $107,500. The loans were secured by all of Montavo’s assets. Interest expense on these loans was calculated at 6%, and $4,727 was charged to interest expense in 2007. Montavo repaid the loans in full in 2007.

In the years ended December 31, 2007 and 2008, a shareholder made non-interest bearing advances that are payable on demand to Montavo totaling $455 and $4,500, respectively.  As of December 31, 2006, Montavo owed this shareholder $17,536 in advances.  The $4,500 was repaid prior to December 31, 2008.  Interest expense on these loans has been imputed at 6%, and $1,147 and $856 was charged to interest expense and credited to additional paid in capital for the years ended December 31, 2007 and 2008, respectively.

In the years ended December 31, 2006 and 2005, a shareholder made interest bearing, unsecured loans to Montavo totaling $6,000 and $14,000, respectively and had remained outstanding as of December 31, 2007 and 2008. Interest expense on these loans was calculated at 6%, and $1,200 and $600 was charged to interest expense in the years ended December 31, 2007 and 2008, respectively. These loans and the related accrued interest were converted into common stock of Montavo at $.50 per share in September 2008.

At December 31, 2008 and 2007, shareholder advances totaled $17,491 and $37,510 respectively.

A shareholder advanced an additional $25,000 to Montavo in September 2008. These funds are related to a convertible promissory note with a stated interest rate of 12%.  The note is convertible at the option of the holder at $.50/share.  Interest expense of $378 was accrued as of December 31, 2008 relating to this loan. Montavo analyzed the convertible note for derivative accounting consideration under SFAS 133 and EITF 00-19. Montavo determined the embedded conversion option in the convertible note met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable.

At December 31, 2008 and 2007, convertible debt totaled $25,000 and $0, respectively.

Montavo has office space in Bellevue, Washington. This space is provided at no cost by the chief development officer on a month to month basis.

NOTE 4 – BRIDGE LOANS

At December 31, 2007 Montavo owed various lenders $297,500 identified on the Balance Sheet as “bridge loans”. During 2007, Montavo issued $60,000 of bridge loan notes with 15,000 shares of common stock. The fair value of the shares totaled $1,406 and has been accounted for as a discount to the notes. The discounts have amortized over the one year maturity of the loans. There is no discount remaining on these loans at December 31, 2007.

During the quarter ended March 31, 2008, Montavo issued $17,500 of bridge loans with 7,000 common shares. The shares have a fair value of $166, and have been treated as a discount to the bridge loans.  There is no discount remaining on these loans at December 31, 2008.

During the quarter ended June 30, 2008, Montavo issued $100,000 of bridge loans with 40,000 common shares. The shares have a fair value of $948, and have been treated as a discount to the bridge loans. There is no discount remaining on these loans at December 31, 2008.

The bridge loans bear interest at 6% per annum and are convertible into Montavo common stock if Montavo completes an equity financing of at least $2 million. The conversion would be calculated by dividing the principal (and accrued interest at the option of Montavo) by 70% of the price per share of the common shares pursuant to equity financing Montavo evaluated the instruments under SFAS 133 and EITF 00-19 for derivative accounting and determined the instruments met equity criteria and therefore were not derivatives. Montavo also evaluated the instruments under EITF’s 98-5 and 00-27 and determined the conversion feature was contingent on a future event and could not be fully evaluated until the event occurred. If a change in control of Montavo or a merger occurs, the holder shall receive the greater of 1.5 times the principal and interest on the note, or the consideration payable if the number of shares into which the principal and interest would convert, based on a $10 million pre-money valuation of the Company immediately prior to change of control or merger.

In May 2008, in anticipation of a merger, the bridge loan investors agreed to convert the bridge loans immediately prior to the closing of the merger. Each holder will receive two shares of common stock for every $1.00 of principal and accrued interest.  In September 2008, Montavo converted all principal and accrued interest due under the bridge loans into common stock of Montavo at $.50 per share.

Interest expense totaled $22,576 and $10,932 for December 31, 2007 and 2008 relating to the bridge loans and were outstanding prior to the conversion.

NOTE 5 – MERGER WITH NORTH COAST PARTNERS, INC.

On August 28, 2008, Montavo completed its merger with North Coast Partners, Inc.  Pursuant to the agreement North Coast Acquisition Corp., a wholly owned subsidiary of North Coast Partners, Inc. merged into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of North Coast. Upon completion of the merger, all of the issued and outstanding common stock of Montavo was exchanged for the same number of shares of common stock of North Coast. 11,700,000 shares of common stock of North Coast were issued to the shareholders of Montavo at the closing of the merger. In the event that North Coast did not consummate a merger or business combination with any other company within 90 days of the closing of the merger, the stockholders of Montavo will be entitled to receive additional shares in excess of the 11,700,000 shares. No such merger or business combination occurred. Accordingly, 10,089,512 additional common shares were issued to the stockholders of Montavo on November 28, 2008. As a result, the stockholders of Montavo beneficially own, in the aggregate, sixty percent (60%) of the issued and outstanding shares of common stock of North Coast, on a fully diluted basis. The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger. Hence, 13,080,000 shares are added to the stockholders’ equity statement to represent shares held by North Coast shareholders prior to the merger with Montavo.  Assets and liabilities of North Coast Partners assumed by Montavo at the time of merger are as follows:

Cash	$ 419
Accounts payable	(37,562)
Accrued interest	(18,189)
Notes payable	(208,735)
Net liabilities assumed	$ (264,067)

As part of the assets, Montavo acquired certain intangible assets (music and song rights) of which zero balance is noted above due to full impairment of the assets.

All of the assumed notes payable and accrued interest was converted to common shares of Montavo Inc. prior to December 31, 2008. (See note 6)

NOTE 6 – NOTES PAYABLE

Montavo assumed $208,735 in notes payable in connection with the merger with North Coast Partners, Inc. Of this amount, $70,050 of principal and $15,628 of interest was converted to 700,000 common shares on September 3, 2008 and $50,000 of principal was converted to 100,000 common shares on November 13, 2008 and the accrued interest of $628 was forgiven. Additional borrowings of $24,864 from the same lender were received post-merger. On November 15, 2008, $101,549 of principal was converted to 478,841 common shares. The lender forgave accrued interest totaling $2,550 in connection with the conversion. On December 1, 2008, $12,000 of principal and $1,090 of interest was converted to 120,000 common shares. At December 31, 2008, there were no outstanding North Coast Partners, Inc. notes payable.

See note 3 and 4 for related-party debt and bridge loan.

NOTE 7 – INCOME TAXES

Montavo incurred net losses since inception and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,066,000 and $638,000 at December 31, 2008 and 2007, respectively, and will expire in the years 2024 through 2028.

At December 31, 2008 and 2007 the deferred tax assets consisted of the following:

	2008	2007
Net operating loss	362,500	$ 217,000
Less: Valuation allowance	(362,500)	(217,000)
Net deferred tax asset	$ -0 -	$ -0-

NOTE 8 – EQUITY

In August 2008, the number of authorized preferred stock was increased from 1,000,000 to 5,000,000 and common stock was increased from 20,000,000 to 100,000,000.

Preferred Stock

There were no shares issued or outstanding as of December 31, 2008 and 2007.

Common Stock

In January 2007, 8,750 shares were issued for $207.

In April 2007, 6,250 shares were issued for $148.

In January 2008, 2,000,000 shares of common stock were issued for services. These shares have a fair value of $47,400, were non forfeitable and fully vested resulting in immediate expense.

In August 2008, management determined 47,250 shares of common stock issued with bridge notes for cash in fiscal 2007 were previously unaccounted for, for a total of $1,057.

In August 2008, 13,080,000 shares were issued in relation to the merger with North Coast (see Note 5).

In the nine months ending September 30, 2008, 44,375 shares were issued with the bridge notes and accounted for as stock for cash totaling $1,114.

In September 2008, 1,670,600 shares of common stock were issued to convert the bridge loans, accrued interest and accounts payable totaling $864,288.  169,400 additional shares were issued in excess of the original agreed upon conversion price and current market prices resulting in stock based compensation expense of $84,700.

In September 2008, 1,169,000 common shares were issued for exercise of 1,169,000 options and warrants with an aggregate exercise price of $10,192.  Montavo waived the exercise price resulting in stock based compensation expense of $10,192.

In September 2008, 525,000 shares were issued for services.  These shares have a fair value of $262,500, were non forfeitable and fully vested resulting in immediate expense.

In September 2008, $70,050 of principal and $15,628 of interest related to notes payable of North Coast Partners, Inc. assumed by Montavo were converted to 700,000 common shares.

On November 5, 2008, Montavo accepted a subscription for 130,000 common shares at $.40 per share for gross proceeds of $52,000.

On November 28, 2008 Montavo accepted a subscription for 37,500 common shares at $.40 per share for gross proceeds of $15,000.

On December 16, 2008 Montavo accepted a subscription for 37,500 common shares at $.40 per share for gross proceeds of $15,000.

In November and December 2008, $163,549 of principal and $1,090 of interest related to notes payable of North Coast Partners, Inc. assumed by Montavo were converted to 698,841 common shares.

On November 28, 2008, the company issued 10,089,512 common shares required to meet contractual ownership obligations related to the merger agreement with North Coast Partners, Inc. In connection with the issuance $9,940 was charged to Paid in Capital.

NOTE 9 - OPTIONS AND WARRANTS

Options

In 2005 Montavo adopted the 2005 Stock Option Plan (“the Plan”). The Plan provides for the granting of stock options to employees and consultants for services rendered to the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to employees and consultants. Montavo reserved 1,000,000 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years. The exercise price shall be as established by the Plan Administrator, provided that the exercise price for any ISO shall not be less than the fair market value per share of the Common Stock at the time the option is granted.  The exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant and such option is not exercisable more than five years from the date of the grant. The exercise price of an NSO may be less than, equal to or greater than the fair market value per share of the Common Stock at the time the option is granted.

Summary information regarding options is as follows:

		Weighted
		Average
	Options	Share Price

Outstanding at December 31, 2006	710,000	$.01
Granted	30,000	$.01
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	740,000	$.01
Granted	65,000	$.01
Exercised	(805,000)	-
Forfeited	-	-
Outstanding at December 31, 2008	-	-

Black-scholes was applied to value the options with a volatily range of 259.21% to 318.08% and a discount rate range of 2.75% - 5.11% and zero dividends for both years.  Montavo recognized $2,856 in 2007 and $1,538 in 2008 as option expense.

Prior to December 31, 2008, all options were exercised by Montavo waiving the exercise price. Accordingly, 805,000 shares of Montavo common stock were issued and $8,050 was recorded as compensation expense.

There were no options outstanding or exercisable at December 31, 2008.

Warrants

Montavo granted warrants for services with vesting ranging from immediately to six months.  Summary information regarding warrants is as follows:

		Weighted
		Average
	Warrants	Share Price

Outstanding at December 31, 2006	39,000	$.01
Granted	-	$.01
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	39,000	$.01
Granted	325,000	$.01
Exercised	(364,000)	-
Forfeited	-	-
Outstanding at December 31, 2008	-	-

Black-scholes was applied to value the warrants with a volatily range of 259.21% to 318.08% and a discount rate range of 2.75% - 5.11% and zero dividends for both years.  Montavo recognized $0 in 2007 and $7,693 in 2008 as warrant expense.

Prior to December 31, 2008, all warrants were exercised by Montavo waiving the exercise price. Accordingly, 364,000 shares of Montavo common stock were issued and $2,142 was recorded as compensation expense. There were no warrants outstanding or exercisable at December 31, 2008.

NOTE 10 – SUBSEQUENT EVENTS

On February 12, 2009, Montavo accepted a subscription for 45,000 common shares at $.40 per share for gross proceeds of $18,000.

On March 2, 2009, Montavo accepted a subscription for 300,000 common shares at $.20 per share for gross proceeds of $60,000.

On March 27, 2009, Montavo accepted a subscription for 35,000 common shares at $.20 per share for gross proceeds of $7,000.

In January and February 2009 additional borrowings totaling $15,015 were received from a North Coast Partners, Inc. lender. On March 25, 2009, the lender agreed to waive interest and convert the principal balance of $15,015 at $.20 per share to 75,060 common shares.

On January 26, 2009, Montavo executed a consulting agreement for broker relations services. Under the terms of the agreement, the company will pay the consultants $5,000 per month for three months from the date of execution of the agreement. Montavo further agreed to issue to the consultants 100,000 warrants with an exercise price of $.80 and 100,000 warrants with an exercise price of $1.00, exercisable for two years.

On January 15, 2009, Montavo executed a database license agreement to become effective April 15, 2009 and continue until April 15, 2011. In consideration for the grant of the license, Montavo shall pay the greater of royalties or annual minimum license fees of $100,000 for year one and $125,000 for year two, or royalties calculated at $.15 per user per month or calculated based on transaction volume.

On February 18, 2009, Montavo executed a six-month consulting agreement for public relations services. Under the terms of the agreement, the company will pay the consultants $5,000 per month for six months and issue 150,000 unregistered Montavo common shares. The contract was terminated after one month and the consultant agreed to return the 150,000 unregistered shares already issued and to accept instead 25,000 unregistered common shares of Montavo for the one month of service provided.