Form 10-Q
period 2009-03-31
Montavo, Inc.
filed 2009-05-15
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 12, 2009: 37,812,434 shares.

TABLE OF CONTENTS TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 2,397	$ 2,406

Long-term assets
Software developed for internal use	353,507	320,140
Patent pending	36,963	36,963

Total assets	$ 392,867	$ 359,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 142,114	$ 133,209
Accounts payable - related party	282,252	241,828
Accrued interest	1,496	756
Shareholder advances	20,689	17,491
Convertible debt - related party	25,000	25,000

Total current liabilities	471,551	418,284

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
37,030,213 and 36,473,353 shares issued and outstanding, respectively	37,031	36,474
Additional paid in capital	1,687,133	1,516,364
Deficit accumulated during the development stage	(1,802,848)	(1,611,613)
Total stockholders' deficit	(78,684)	(58,775)

Total liabilities and stockholders' deficit	$ 392,867	$ 359,509

	The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

			December 23, 2004
	Three months ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009

Operating expenses	$ 189,998	$ 123,423	$ 1,716,612

Net loss from operations	(189,998)	(123,423)	(1,716,612)

Other expense	(75)	-	(75)
Interest expense	(1,162)	(5,796)	(86,161)

Net loss	$ (191,235)	$ (129,219)	$ (1,802,848)

Basic and diluted net loss per share	$ (0.01)	$ (0.02)	N/A

Weighted average shares outstanding	36,619,401	7,934,066	N/A

The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2009
		(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balances, December 31, 2008	36,473,353	$36,474	$1,516,364	$(1,611,613)	$(58,775)

Shares issued for services in February	47,000	47	23,406		23,453
Shares issued for services in March	54,800	55	20,727		20,782

Shares issued for cash:
February	45,000	45	17,955		18,000
March	335,000	335	66,665		67,000

Shares issued to convert North Coast notes payable	75,060	75	14,937		15,012

Warrant expense			26,820		26,820

Imputed interest on shareholder advances			259		259

Net loss				(191,235)	(191,235)

Balances, March 31, 2009	37,030,213	$37,031	$1,687,133	$(1,802,848)	$(78,684)

The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			December 23, 2004
	Three months ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (191,235)	$ (129,219)	$ (1,802,848)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount on notes payable	-	7	1,761
Issuance of common stock for services	44,235	47,374	425,196
Issuance of warrant for service	26,820		26,820
Shares issued for modification debt terms	-	-	37,899
Shares issued in excess of liabilities converted
(accounted for as compensation)	-	-	84,700
Shares issued for exercise of options by waiving
exercise price (accounted for as compensation)	-	-	10,192
Option and warrant expense	-	2,600	27,967
Imputed interest	259	262	3,847
Changes in:
Accounts payable	(24,462)	45,794	35,943
Accounts payable related party	40,424	-	381,738
Accrued interest	740	4,835	45,329
Net cash used in operating activities	(103,219)	(28,347)	(721,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent	-	(13,989)	(36,963)
Net cash used in investing activities	-	(13,989)	(36,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	24,724	-
Proceeds from sales of common stock	85,000	104	241,993
Net shareholder advances	3,198	-	20,689
Proceeds from notes payable	15,012	17,396	605,634
Payments on notes payables	-	-	(107,500)
Net cash provided by financing activities	103,210	42,224	760,816

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9)	(112)	2,397

CASH AND CASH EQUIVALENTS, beginning of period	2,406	112	-

CASH AND CASH EQUIVALENTS, end of period	$ 2,397	$ -	$ 2,397

Supplemental cash flow disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Noncash investing and financing activities
Seller financed software developed for internal use	33,367	571	353,507
Shares retained by North Coast in reverse merger
(net liabilities assumed by Montavo)	-	-	264,076
Shares issued to convert North Coast notes payable,
accrued interest	15,012	-	351,007
Shares issued to convert Montavo notes payable,
accured interest and accounts payable	-	-	864,288
Additional shares issued to Montavo shareholders
to meet 60% threshold per merger agreement	-	-	10,090

	The accompanying notes are an integral part of these financial statements.

MONTAVO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Montavo, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Montavo’s Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Montavo incurred net losses from operations and has an accumulated deficit and a working capital deficit as of March 31, 2009. These conditions raise substantial doubt as to Montavo’s ability to continue as a going concern. As of the date of this report, Montavo believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2009 through cash flows generated by operations. The financial statements do not include any adjustments that might be necessary if Montavo is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE

On January 16, 2009, Montavo entered into a convertible promissory note for $4,950 with a conversion rate of $.20 per share and a stated interest rate of 5%.

On January 26, 2009, Montavo entered into a convertible promissory note for $5,062 with a conversion rate of $.20 per share and a stated interest rate of 5%.

On January 16, 2009, Montavo entered into a convertible promissory note for $5,000 with a conversion rate of $.20 per share and a stated interest rate of 7%.

Montavo analyze the convertible note for derivative accounting consideration under SFAS133 and EITF00-19. Montavo determined the embedded conversion option in the convertible note met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable.

Montavo incurred this debt with a conversion feature that provides for a rate of conversion that is below market value.  This feature would require recognition as a beneficial conversion feature pursuant to EITF Issues No.98-5 and 00-27, however, since the amount was immaterial to the financial statements.

NOTE 4 – SIGNIFICANT AGREEMENTS

On January 15, 2009, Montavo executed a database license agreement to become effective April 15, 2009 and continue until April 15, 2011. In consideration for the grant of the license, Montavo shall pay the greater of royalties or annual minimum license fees of $100,000 for year one and $125,000 for year two, or royalties calculated at $.15 per user per month or calculated based on transaction volume.  The minimum fees are as follows for the first year:

•

$6,000 due on a monthly basis beginning April 15, 2009 to September 15, 2009

•

$9,000 due on or before October 15, 2009

•

$11,000 due on or before November 15, 2009 to March 15, 2010

$125,000 will be payable in equal monthly installments of $10,416.66 beginning April 15, 2010.  There is an option to renew for an additional two years.

NOTE 5 – EQUITY

Common Stock

In February 2009, 22,000 shares of common stock were issued for services. These shares have a fair value of $11,453, were non forfeitable and fully vested resulting in immediate expense.

On February 12, 2009, Montavo accepted a subscription for 45,000 common shares at $.40 per share for gross proceeds of $18,000.

On February 18, 2009, Montavo executed a six-month consulting agreement for public relations services. Under the terms of the agreement, the company will pay the consultants $5,000 per month for six months and issue 150,000 unregistered Montavo common shares. The contract was terminated after one month and the consultant returned the 150,000 unregistered shares already issued and accepted instead 25,000 unregistered common shares of Montavo for the one month of service provided. These shares have a fair value of $12,000 were non forfeitable and fully vested resulting in immediate expense.

On March 25, 2009, the lender agreed to waive interest and convert the principal balance of $15,012 related to the three convertible promissory notes in Note 3 at $.20 per share to 75,060 common shares.

On March 2, 2009, Montavo accepted a subscription for 300,000 common shares at $.20 per share for gross proceeds of $60,000.

On March 27, 2009, Montavo accepted a subscription for 35,000 common shares at $.20 per share for gross proceeds of $7,000.

In March 2009, 54,800 shares of common stock were issued for services. These shares have a fair value of $20,782, were non forfeitable and fully vested resulting in immediate expense.

Options

There were no options granted during the three months ended March 31, 2009.

Warrants

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

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	-	-
Granted	200,000	0.90
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2009	200,000	0.90

Black-scholes was applied to value the warrants with a volatily of 162%, a discount rate range of .47%, and zero dividends. Montavo recognized $26,820 as warrant expense for the three months ended March 31, 2009.  The 200,000 shares fully vested as of March 31, 2009.

Summary of outstanding warrants as of March 31, 2009 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
100,000	01/26/11	1.8	0.80
100,000	01/26/11	1.8	1.00

200,000

NOTE 6 – SUBSEQUENT EVENTS

On April 1, 2009, Montavo executed a consulting agreement for investor relations services. Under the terms of the agreement, the company agreed to issue to the consultants 325,000 common shares immediately and 162,500 common shares monthly for a period of four months. At management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.  The 325,000 shares issued on April 1 have a fair value of $81,250 and were non forfeitable and fully vested, resulting in immediate expense.

On April 3, 2009, Montavo accepted a subscription for 16,000 common shares at $.20 per share for gross proceeds of $3,200.

On April 6, 2009, Montavo issued a convertible debenture in the amount of $23,000, bearing interest at 7% per annum. The debenture is convertible into common shares of Montavo or any reorganized, combined or merged entity in which Montavo forms a part on May 30, 2009 at a rate of $.10 per share. 230,000 common shares were issued in April 2009 for conversion of this debenture.

On April 15, 2009, Montavo accepted a subscription for 16,221 common shares at $.20 per share for gross proceeds of $3,198.

On April 24, 2009, Montavo accepted a subscription for 12,500 common shares at $.40 per share for gross proceeds of $5,000.

On April 24, 2009, Montavo accepted a subscription for 37,500 common shares at $.40 per share for gross proceeds of $15,000.

In April 2009, 145,000 shares of common stock were issued for services. These shares have a fair value of $29,000 were non forfeitable and fully vested resulting in immediate expense.

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

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform to actual results.

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

Trans Media was incorporated in the province of British Columbia on July 23, 2001, as 631411 B.C., LTD, and renamed Transworld Media, Inc. on October 28, 2002. It was reincorporated in Wyoming and renamed Trans Media, Inc. on November 18, 2004. Since October 2002, Trans Media has been engaged in the production and distribution of musical CD's and musical performances targeted to the South Asian immigrants residing in North America.

New Line of Business - Plan of Operation

In 2008, the Company decided to pursue a new, additional line of business in the mobile communications industry. While the Company intends to retain its current business plan and operations in the sale of musical CDs and offering musical performances, the Company also intends to also become a mobile enabler, by developing innovative applications and technologies that provide access to a permission-based mobile database which the Company is developing.

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

Material Changes in Financial Condition

On March 31, 2009, we had $2,397 in cash, as compared to cash of $2,406 on December 31, 2008. Total assets on March 31, 2009 amounted to $392,867, an increase of approximately 9.3% as compared to total assets of $359,509 on December 31, 2008. The increase in total assets resulted primarily from investments in our software developed for internal use, from $320,140 on December 31, 2008 to $353,507 on March 31, 2009.

Current liabilities increased by approximately 12.7%, from $418,284 on December 31, 2008 to $471,551 on March 31, 2009. The increase in current liabilities resulted primarily from an increase in accounts payable, from $133,209 on December 31, 2008 to $142,114 on March 31, 2009; an increase in accounts payable related parties, from $241,828 on December 31, 2008 to $282,252 on March 31, 2009; and an increase in shareholder advances, from $17,491 on December 31, 2008 to $20,689 on March 31, 2009. The increased payables reflect extended payment terms negotiated with third party vendors, and shareholder loans and increased payables totaling $43,622 needed to meet ongoing cash requirements.

Additional paid in capital increased from $1,516,364 on December 31, 2008 to $1,687,133 on March 31, 2009 as a result of stock issued for cash, services, and debt conversion.

Material Changes in Results of Operations

We had no revenues in the three month period ended March 31, 2009. In the three month period ended March 31, 2009 we incurred a net loss of $191,235, as compared to a net loss of $129,219 in the three months period ended March 31, 2008. From December 23, 2004 (inception) to March 31, 2009, we incurred a net loss of $1,802,848. Operating expenses increased from $123,423 in the three months ended March 31, 2008 to $189,998 in the three months ended March 31, 2009. Interest expense decreased from $5,796 in the three months ended March 31, 2008 to $1,162 in the three months ended March 31, 2009 as a result of the conversion of debt into common stock on August 29, 2008 in connection with the consummation of the transactions contemplated by the Merger Agreement. Basic and diluted net loss per share decreased to $0.01 in the three month period ended March 31, 2009, as compared to $0.02 in the three month period ended March 31, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Going Concern Consideration

We are a development stage company with no operations and no revenues to date. Our independent auditors issued a going concern opinion, in their report dated April 14, 2009, with respect to our audited 2008 year-end financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2008 year-end financial statements contain additional footnote disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009, 22,000 shares of common stock were issued for services. These shares have a fair value of $11,453..

On February 12, 2009, Montavo accepted a subscription for 45,000 common shares at $.40 per share for gross proceeds of $18,000.

On February 18, 2009, Montavo executed a six-month consulting agreement for public relations services. Under the terms of the agreement, the Company will pay the consultants $5,000 per month for six months and issue 150,000 unregistered Montavo common shares. The contract was terminated after one month and the consultant returned the 150,000 unregistered shares already issued and accepted instead 25,000 unregistered common shares of Montavo for the one month of service provided. These shares have a fair value of $12,000.

On March 25, 2009, the lender agreed to waive interest and convert the principal balance of $15,012 related to three convertible promissory notes at $.20 per share to 75,060 common shares.

On March 2, 2009, Montavo accepted a subscription for 300,000 common shares at $.20 per share for gross proceeds of $60,000.

On March 27, 2009, Montavo accepted a subscription for 35,000 common shares at $.20 per share for gross proceeds of $7,000.

In March 2009, 54,800 shares of common stock were issued for services. These shares have a fair value of $20,782.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

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

MONTAVO, INC.

Date: May 15, 2009	By:	/s/ Brook Lang
Name: Brook Lang
Title: Chief Executive Officer