Form 10-Q
period 2009-06-30
Montavo, Inc.
filed 2009-09-15
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Number of shares of common stock outstanding as of September 4, 2009: 39,364,075  shares.

TABLE OF CONTENTS TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 286	$ 2,406

Long-term assets
Software developed for internal use	366,395	320,140
Patent pending	43,615	36,963

Total assets	$ 410,296	$ 359,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$177,900	$ 133,209
Accounts payable - related party	211,152	241,828
Accrued interest	2,244	756
Shareholder advances	19,409	17,491
Convertible debt - related party	25,000	25,000

Total current liabilities	435,705	418,284

Commitments	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 and 1,000,000 shares authorized, none issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	-	-
Common stock, $.001 par value, 100,000,000 and 20,000,000 shares authorized,
39,364,075 and 36,473,353 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	39,365	36,474
Additional paid in capital	2,017,862	1,516,364
Deficit accumulated during the development stage	(2,082,636)	(1,611,613)
Total stockholders' deficit	(25,409)	(58,775)

Total liabilities and stockholders' deficit	$ 410,296	$ 359,509

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					December 23, 2004
	Six months ended		Three months ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Operating expenses	$ 431,578	$ 204,149	$ 241,580	$ 80,726	$ 1,958,192

Net loss from operations	(431,578)	(204,149)	(241,580)	(80,726)	(1,958,192)

Other expense	(75)	-	-	-	(75)
Interest expense	(39,370)	(14,108)	(38,208)	(8,312)	(124,369)

Net loss	$ (471,023)	$ (218,257)	$ (279,788)	$ (89,038)	$ (2,082,636)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.01)	N/A

Weighted average shares outstanding	37,499,308	7,697,033	38,383,971	8,000,000	N/A

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2009
(Unaudited)
	Number of Common Shares Issued	M&B Comment	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total

Balances, December 31, 2008	36,473,353		$ 36,474	$ 1,516,364	$ (1,611,613)	$ (58,775)

Shares issued for services in February	47,000		47	23,406		23,453
Shares issued for services in March	54,800		55	20,727		20,782
Shares issued for services in April	470,000		470	109,780		110,250
Shares issued for services in June	200,000		200	25,800		26,000

Shares issued for cash:
February	45,000		45	17,955		18,000
March	335,000		335	66,665		67,000
April	66,000		66	23,134		23,200
June	15,625		16	4,984		5,000

Shares issued to convert North Coast notes payable	91,281		91	18,119		18,210
Shares issued for conversion of debenture and accrued interest	232,683		233	23,035		23,268
Shares issued for conversion of accounts payable related party	1,333,333		1,333	98,667		100,000

Warrant expense	-		-	26,820		26,820

Shareholder contribution of capital	-		-	5,138		5,138

Imputed interest on shareholder advances	-		-	521		521
Beneficial conversion feature on notes payable	-		-	36,747		36,747

Net loss	-		-	-	(471,023)	(471,023)

Balances, June 30, 2009	39,364,075		$ 39,365	$ 2,017,862	$ (2,082,636)	$ (25,409)

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			December 23, 2004
	Six months ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (471,023)	$ (218,257)	$ (2,082,636)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount on notes payable	36,747	242	38,508
Issuance of common stock for services	180,485	47,374	561,446
Shares issued for modification debt terms	-	-	37,899
Shares issued in excess of liabilities converted
(accounted for as compensation)	-	-	84,700
Shares issued for exercise of options by waiving			10,192
exercise price (accounted for as compensation)	-	-
Option and warrant expense	26,820	8,398	54,787
Imputed interest	521	262	4,109
Changes in:
Accounts payable	(1,564)	(6,267)	58,841
Accounts payable related party	69,324	71,868	410,638
Accrued interest	1,756	11,531	46,345
Net cash used in operating activities	(156,934)	(84,849)	(775,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent	(6,652)	(13,989)	(43,615)
Net cash used in investing activities	(6,652)	(13,989)	(43,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	113,200	2,005	270,193
Net shareholder advances	20,128	500	37,619
Proceeds from notes payable	23,000	99,114	613,622
Shareholder contribution to Paid in Capital	5,138	-	5,138
Payments on notes payables	-	-	(107,500)
Net cash provided by financing activities	161,466	101,619	819,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,120)	2,781	286

CASH AND CASH EQUIVALENTS, beginning of period	2,406	112	-

CASH AND CASH EQUIVALENTS, end of period	$ 286	$ 2,893	$ 286

Supplemental cash flow disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Noncash investing and financing activities
Seller financed software developed for internal use	46,255	571	366,395
Shares retained by North Coast in reverse merger
(net liabilities assumed by Montavo)	-	-	264,067
Shares issued to convert North Coast notes payable,
accrued interest	18,210	-	354,205
Shares issued to convert Montavo notes payable,
accrued interest and accounts payable	123,268	-	987,556
Additional shares issued to Montavo shareholders
to meet 60% threshold per merger agreement	-	-	10,090
Beneficial conversion feature on notes payable	36,747	-	36,747

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Montavo incurred net losses from operations and has an accumulated deficit and a working capital deficit as of June 30, 2009. These conditions raise substantial doubt as to Montavo’s ability to continue as a going concern. As of the date of this report, Montavo believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2009 through cash flows generated by operations. The financial statements do not include any adjustments that might be necessary if Montavo is unable to continue as a going concern.

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

Montavo analyzed the convertible notes for derivative accounting consideration under SFAS133 and EITF00-19. Montavo determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable.

Montavo incurred these debts with conversion features that provide for a rate of conversion that is below market value.  This feature requires recognition as a beneficial conversion feature pursuant to EITF Issues No.98-5 and 00-27, and accordingly, $13,747 was recorded as a discount on the debt to be amortized over the life of the notes but which was completely recognized upon conversion in the first quarter of 2009.

On April 6, 2009, Montavo issued a convertible debenture in the amount of $23,000, bearing interest at 7% per annum. The debenture is convertible into common shares of Montavo or any reorganized, combined or merged entity in which Montavo forms a part on May 30, 2009 at a rate of $.10 per share. 232,683 common shares were issued in April 2009 for conversion of this debenture and accrued interest.

Montavo analyzed the convertible note for derivative accounting consideration under SFAS133 and EITF00-19. Montavo determined the embedded conversion option in the convertible note met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable.

Montavo incurred this debt with a conversion feature that provides for a rate of conversion that is below market value.  This feature requires recognition as a beneficial conversion feature pursuant to EITF Issues No.98-5 and 00-27, and accordingly, $23,000 was recorded as a discount on the debt to be amortized over the life of the notes but which was completely recognized upon conversion in the second quarter of 2009.

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

•

$125,000 will be payable in equal monthly installments of $10,416.66 beginning April 15, 2010.  There is an option to renew for an additional two years.

NOTE 5 – EQUITY

On May 19, 2009 the Board of Directors of Montavo approved the 2009 Employee Stock Incentive Plan. Under the terms of the Plan, a total of 6,000,000 shares of common stock or options to purchase common stock can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company. The Company filed Form S-8 Registration Statement on June 12, 2009 registering the share of common stock approved to be awarded under the Plan.

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

On April 1, 2009, Montavo executed a consulting agreement for investor relations services. Under the terms of the agreement, the company agreed to issue to the consultants 325,000 common shares immediately and 162,500 performance-based common shares monthly for a period of four months. At management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.  The 325,000 shares issued on April 1 have a fair value of $81,250 and were non forfeitable and fully vested, resulting in immediate expense. As of June 30, 2009, no additional shares have been issued relating to this consulting agreement.

On April 3, 2009, Montavo accepted a subscription for 16,000 common shares at $.20 per share for gross proceeds of $3,200.

On April 15, 2009, the lender agreed to waive interest and convert the principal balance of $3,198 related to a related party note payable at $.20 per share to 16,221 common shares.

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

In April 2009, 232,683 shares of common stock were issued to convert principal and accrued interest on a convertible loan totaling $23,268.

On May 19, 2009, Montavo accepted a subscription for 1,333,333 common shares at $.08 per share from a related party vendor for a reduction of accounts payable of $100,000 owed to the related party.

On June 16, 2009, 200,000 shares of common stock were issued for services. These shares have a fair value of $26,000 were non forfeitable and fully vested resulting in immediate expense.

On June 23, 2009, Montavo accepted a subscription for 15,625 common shares at $.32 per share for gross proceeds of $5,000.

Options

There were no options granted during the six months ended June 30, 2009.

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

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	-	-
Granted	200,000	0.90
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, June 30, 2009	200,000	0.90

Black-scholes was applied to value the warrants with a volatility of 162%, a discount rate range of .47%, and zero dividends. Montavo recognized $26,820 as warrant expense for the three months ended March 31, 2009.  The 200,000 shares fully vested as of March 31, 2009.

Summary of outstanding warrants as of June 30, 2009 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
100,000	01/26/11	1.6	0.80
100,000	01/26/11	1.6	1.00

200,000

NOTE 6 – SUBSEQUENT EVENTS

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 14, 2009, the date the Company issued these financial statements

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

In furtherance of its efforts to enter the mobile communications industry, on May 7, 2008 the Company, its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on August 29, 2008, Acquisition Corp. was merged with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary of the Registrant, and all of the issued and outstanding common stock of Montavo was exchanged for newly-issued, restricted shares of common stock of the Company.  The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger.

Montavo is a Washington corporation formed on December 23, 2004, and has developed a mobile Location Based Services (LBS) marketing solution for wireless carriers, mobile handsets manufacturers, wireless carrier/device software aggregators, personal navigation device (PND’s) manufacturers, and vehicle manufacturers. Montavo has a patent pending filed for its “method and distribution system for location based wireless presentation of electronic coupons” technology.

Material Changes in Financial Condition

On June 30, 2009, we had $286  in cash, as compared to cash of $2,406 on December 31, 2008. Total assets on June 30, 2009, amounted to $410,296, an increase of approximately 14% as compared to total assets of $359,509 on December 31, 2008. The increase in total assets resulted primarily from investments in our software developed for internal use, from $320,140 on December 31, 2008, to $366,395 on June 30, 2009

Current liabilities increased by approximately 4%, from $418,284 on December 31, 2008 to $435,705 on June 30, 2009. The increase in current liabilities resulted primarily from an increase in accounts payable, from $133,209 on December 31, 2008, to $177,900 on June 30, 2009; a decrease in accounts payable related parties, from $241,828 on December 31, 2008, to $211,152 on June 30, 2009; and an increase in shareholder advances, from $17,491 on December 31, 2008, to $19,409 on June 30, 2009. The increased payables reflect extended payment terms negotiated with third party vendors, and shareholder loans and increased payables totaling $44,691 needed to meet ongoing cash requirements.

Additional paid in capital increased from $1,516,364 on December 31, 2008 to $2,017,862 on June 30, 2009, as a result of stock issued for cash, services, and debt conversion.

Material Changes in Results of Operations

We had no revenues in the three month period ended June 30, 2009. In the three month period ended June 30, 2009, we incurred a net loss of $279,788, as compared to a net loss of $89,038 in the three months period ended June 30, 2008. From December 23, 2004 (inception) to June 30, 2009, we incurred a net loss of $2,082,636. Operating expenses increased from $80,726 in the three months ended June 30, 2008 to $241,580 in the three months ended June 30, 2009. Interest expense increased from $8,312 in the three months ended June 30, 2008 to $38,208 in the three months ended June 30, 2009 as a result of the conversion of debt into common stock on August 29, 2008 in connection with the consummation of the transactions contemplated by the Merger Agreement. Basic and diluted net loss per share decreased to $0.01  in the six month period ended June 30, 2009, as compared to $0.03 in the three month period ended June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 In February 2009, 22,000 shares of common stock were issued for services. These shares have a fair value of $11,453.

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

On April 1, 2009, Montavo executed a consulting agreement for investor relations services. Under the terms of the agreement, the company agreed to issue to the consultants 325,000 common shares immediately and 162,500 performance-based common shares monthly for a period of four months. At management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.  The 325,000 shares issued on April 1 have a fair value of $81,250.

On April 3, 2009, Montavo accepted a subscription for 16,000 common shares at $.20 per share for gross proceeds of $3,200.

On April 15, 2009, the lender agreed to waive interest and convert the principal balance of $3,198 related to a related party note payable at $.20 per share to 16,221 common shares.

 On April 24, 2009, Montavo accepted a subscription for 12,500 common shares at $.40 per share for gross proceeds of $5,000.

On April 24, 2009, Montavo accepted a subscription for 37,500 common shares at $.40 per share for gross proceeds of $15,000.

In April 2009, 145,000 shares of common stock were issued for services. These shares have a fair value of $29,000.

In June 2009, 200,000 shares of common stock were issued for services. These shares have a fair value of $26,000

On May 19, 2009, Montavo accepted a subscription for 1,333,333 common shares at $.08 per share from a related party vendor for reduction of accounts payable owed to the related party of $100,000.

On June 23, 2009, Montavo accepted a subscription for 15,625 common shares at $.32 per share for gross proceeds of $5,000.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

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

MONTAVO, INC.

Date: September 14, 2009	By:	/s/ Brook Lang
Name: Brook Lang
Title: Chief Executive Officer