Form 10-Q
period 2009-09-30
Montavo, Inc.
filed 2009-11-23
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Number of shares of common stock outstanding as of  November 16, 2009: 39,364,075  shares.

TABLE OF CONTENTS TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

MONTAVO, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 97	$ 2,406

Long-term assets
Software developed for internal use	355,044	320,140
Patent pending	45,182	36,963

Total assets	$ 400,323	$ 359,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 212,617	$ 133,209
Accounts payable - related party	253,701	241,828
Accrued interest	3,189	756
Shareholder advances	21,644	17,491
Convertible debt (net of 12,330 discount )	7,670	-
Convertible debt-related party	25,000	25,000
Derivative Liability	20,340	-

Total current liabilities	544,161	418,284

Commitments	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 and 1,000,000 shares authorized,
none issued and outstanding at September 30, 2009 and	-	-
December 31, 2008, respectively
Common stock, $.001 par value, 100,000,000 and 20,000,000 shares authorized,
39,364,075 and 36,473,353 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	39,365	36,474
Less: Treasury stock, 1,051,268 shares at par value of $.001	(1,051)	-
Additional paid in capital	2,091,523	1,516,364
Deficit accumulated during the development stage	(2,273,675)	(1,611,613)
Total stockholders' deficit	(143,838)	(58,775)

Total liabilities and stockholders' deficit	$ 400,323	$ 359,509

check	$ -	$ -

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					December 23, 2004
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating expenses	$ 613,409	$ 768,032	$ 181,831	$ 561,718	$ 2,140,023

Net loss from operations	(613,409)	(768,032)	(181,831)	(561,718)	(2,140,023)

Gain (loss) on derivative liabilities	(8,010)	-	(8,010)	-	(8,010)

Interest expense	(40,643)	(17,975)	(1,273)	(6,030)	(125,642)

Net loss	$ (662,062)	$ (786,007)	$ (191,114)	$ (567,748)	$ (2,273,675)

Basic and diluted net loss per share	$ (0.02)	$ (0.10)	$ (0.00)	$ (0.04)	N/A

Weighted average shares outstanding	37,930,498	7,978,102	38,747,026	13,046,957	N/A

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2009
(Unaudited)
	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Deficit accumulated during the development stage	Total

Balances, December 31, 2008	36,473,353	$ 36,474	$ 1,516,364		$ (1,611,613)	$ (58,775)

Shares issued for services in February	47,000	47	23,406			23,453
Shares issued for services in March	54,800	55	20,727			20,782
Shares issued for services in April	470,000	470	109,780			110,250
Shares issued for services in June	200,000	200	25,800			26,000

Shares issued for cash:
February	45,000	45	17,955			18,000
March	335,000	335	66,665			67,000
April	66,000	66	23,134			23,200
June	15,625	16	4,984			5,000

Shares issued to convert North Coast notes payable	91,281	91	18,119			18,210
Shares issued for conversion of debenture and accrued interest	232,683	233	23,035			23,268
Shares issued for conversion of accounts payable related party	1,333,333	1,333	98,667			100,000
Excess share value issued for conversion of accounts payable related party			73,334			73,334

Warrant expense	-	-	26,820			26,820

Shareholder contribution of capital	-	-	5,138			5,138

Imputed interest on shareholder advances	-	-	848			848
Beneficial conversion feature on notes payable	-	-	36,747			36,747

Purchase of 1,051,268 shares of treasury stock	-	-	-	(1,051)		(1,051)

Net loss	-	-	-	-	(662,062)	(662,062)

Balances, September 30, 2009	39,364,075	$ 39,365	$ 2,091,523	$ (1,051)	$ (2,273,675)	$ (143,838)

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			December 23, 2004
	Nine months ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (662,062)	$ (786,007)	$ (2,273,675)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of discount on notes payable	36,747	-	38,508
Issuance of common stock for services	180,485	309,900	561,446
Shares issued for modification of debt terms	-	-	37,899
Shares issued in excess of liabilities converted (accounted for as compensation)	-	84,700	84,700
Shares issued for exercise of options by waiving exercise price (accounted for as compensation)	-	10,192	10,192
Excess share value issued for conversion of accounts payable related party	73,334	-	73,334
Option and warrant expense	26,820	8,398	54,787
Imputed interest	848	548	4,436
Gain/Loss on Derivative Liabilties	8,010	-	8,010
Changes in:
Accounts payable	44,504	4,472	104,909
Accounts payable related party	111,873	201,524	453,187
Accrued interest	2,701	16,404	47,290
Net cash used in operating activities	(176,740)	(149,869)	(794,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patent	(8,219)	(13,989)	(45,182)
Net cash used in investing activities	(8,219)	(13,989)	(45,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	-
Proceeds from sales of common stock	113,200	2,171	270,193
Net shareholder advances	22,363	29,481	39,854
Shareholder contribution to Paid in Capital	5,138	-	5,138
Proceeds from notes payable	43,000	132,364	633,622
Payments on notes payables	-	-	(107,500)
Purchase of treasury stock	(1,051)	-	(1,051)
Net cash provided by financing activities	182,650	164,016	840,256

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,309)	158	97

CASH AND CASH EQUIVALENTS, beginning of period	2,406	112	-

CASH AND CASH EQUIVALENTS, end of period	$ 97	$ 270	$ 97

Supplemental cash flow disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Noncash investing and financing activities
Seller financed software developed for internal use	34,904	571	355,044
Shares retained by North Coast in reverse merger (net liabilities assumed by Montavo)	-	264,607	264,607
Shares issued to convert North Coast note payable and accrued interest	18,210	85,678	354,205
Shares issued to convert Montavo note payables, accrued interest and accounts payable	123,268	878,058	987,556
Additional shares issued to Montavo shareholders
to meet 60% threshold per merger agreement	-	-	10,090
Beneficial conversion feature on notes payable	36,747	-	36,747
Derivative Liability	20,340	-	20,340

See notes to financial statements

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Montavo incurred net losses from operations and has an accumulated deficit and a working capital deficit as of September 30, 2009. These conditions raise substantial doubt as to Montavo’s ability to continue as a going concern. As of the date of this report, Montavo believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2009 through cash flows generated by operations. The financial statements do not include any adjustments that might be necessary if Montavo is unable to continue as a going concern.

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

Montavo analyzed the convertible notes for derivative accounting consideration under ASC 815-15. Montavo determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under ASC 815-15. Therefore, derivative accounting was not applicable.

Montavo incurred these debts with conversion features that provide for a rate of conversion that is below market value.  This feature requires recognition as a beneficial conversion feature pursuant to ASC 470-20, and accordingly, $13,747 was recorded as a discount on the debt to be amortized over the life of the notes but which was completely recognized upon conversion in the first quarter of 2009.

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

Montavo analyzed the convertible note for derivative accounting consideration under ASC 815-15. Montavo determined the embedded conversion option in the convertible note met the criteria for classification in stockholders equity under ASC 815-15. Therefore, derivative accounting was not applicable.

Montavo incurred this debt with a conversion feature that provides for a rate of conversion that is below market value.  This feature requires recognition as a beneficial conversion feature pursuant to ASC 470-20, and accordingly, $23,000 was recorded as a discount on the debt to be amortized over the life of the notes but which was completely recognized upon conversion in the second quarter of 2009.

On September 8, 2009, Montavo entered into a convertible promissory note for $20,000 with a conversion rate of $.10 per share and a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter.

Montavo analyzed the convertible note for derivative accounting consideration under ASC 815-15. Montavo is accounting for the conversion option as a derivative liability in accordance with ASC 815-15. The terms of the convertible note state, “in the event the Corporation secures a future equity investment round totaling a minimum of one million dollars ($1,000,000) within twelve (12) months of the date of the Convertible Note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $.10 per share, whichever is lower.” Based on this term this agreement is determined not to be indexed to the entity’s stock; therefore, derivative accounting is applicable.

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

On April 1, 2009, Montavo executed a consulting agreement for investor relations services. Under the terms of the agreement, the company agreed to issue to the consultants 325,000 common shares immediately and 162,500 performance-based common shares monthly for a period of four months. At management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.  The 325,000 shares issued on April 1 have a fair value of

$81,250 and were non forfeitable and fully vested, resulting in immediate expense. As of September 30, 2009, no additional shares have been issued relating to this consulting agreement.

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

Options

There were no options granted during the nine months ended September 30, 2009.

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

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	-	-
Granted	200,000	0.90
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, September 30, 2009	200,000	0.90

Black-scholes was applied to value the warrants with a volatility of 162%, expected life of 1.8, a discount rate of ..47%, and zero dividends. Montavo recognized $26,820 as warrant expense for the three months ended March 31, 2009.  The 200,000 shares fully vested as of March 31, 2009.

Summary of outstanding warrants as of September 30, 2009 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price
100,000	01/26/11	1.6	0.80
100,000	01/26/11	1.6	1.00

200,000

NOTE 6 – SUBSEQUENT EVENTS

Effective for the quarter ended September 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 14, 2009, the date the Company issued these financial statements

On October 16, 2009, $25,000 was received for a subscription agreement for 1,000,000 shares at $.025 and 2,000,000 warrants exercisable at $.10 per share for a period of two years from issuance.

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

Material Changes in Financial Condition

On September 30, 2009, we had $97 in cash, as compared to cash of $2,406 on December 31, 2008. Total assets on September 30, 2009, amounted to $400,323, an increase of approximately 11% as compared to total assets of $359,509 on December 31, 2008. The increase in total assets resulted primarily from investments in our software developed for internal use and investments in patent pending, from $357,103 on December 31, 2008, to $400,226 on September 30, 2009

Current liabilities increased by approximately 28%, from $418,284 on December 31, 2008 to $544,161 on September 30, 2009. The increase in current liabilities include an increase in accounts payable, from $133,209 on December 31, 2008, to $212,617 on September 30, 2009; an increase in accounts payable related parties, from $241,828 on December 31, 2008, to $253,701 on September 30, 2009; and an increase in shareholder advances, from $17,491 on December 31, 2008, to $21,644 on September 30, 2009. The increased payables reflect extended payment terms negotiated with third party vendors, and shareholder loans and increased payables totaling $95,434 needed to meet ongoing cash requirements. Increased liabilities also include new convertible debt amounting to $20,000, reflected net of $12,330 in debt discount at $7,670, along with a related derivative liability in the amount of $20,340. Accrued interest increased from $756 on December 31, 2008, to $3,189 on September 30, 2009.

Additional paid in capital increased from $1,516,364 on December 31, 2008 to $2,091,523 on September 30, 2009, as a result of stock issued for cash, services, and debt conversion.

Material Changes in Results of Operations

We had no revenues in the three month period ended September 30, 2009. In the three month period ended September 30, 2009, we incurred a net loss of $191,114, as compared to a net loss of $567,748 in the three month period ended September 30, 2008. From December 23, 2004 (inception) to September 30, 2009, we incurred a net loss of $2,273,675. Operating expenses decreased from $561,718 in the three months ended September 30, 2008 to $181,831 in the three months ended September 30, 2009. Interest expense decreased from $6,030 in the three months ended September 30, 2008 to $1,273 in the three months ended September 30, 2009 as a result of the conversion of debt into common stock on August 29, 2008 in connection with the consummation of the transactions contemplated by the Merger Agreement. Basic and diluted net loss per share decreased to $0.02 in the nine month period ended September 30, 2009, as compared to $0.10 in the nine month period ended September 30, 2008.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

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

MONTAVO, INC.

Date: November 18, 2009	By:	/s/ Brook Lang
Name: Brook Lang
Title: Chief Executive Officer