Form 10-K
period 2009-12-31
Montavo, Inc.
filed 2010-04-15
CIK 1092800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission File No. 000-29397

MONTAVO, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0619528
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4957 Lakemont Blvd., Suite 239
Bellevue, Washington 98006

 (Address of Principal Executive Offices)

(425) 474-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes

☐

No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

☐

No

☒

On April 9, 2010, 52,531,408 shares of the registrant’s common stock were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $3,634,600 as of June 30, 2009.  Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

4

PART I

5

ITEM 1. – BUSINESS

5

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

9

ITEM 2. – PROPERTIES

9

ITEM 3. – LEGAL PROCEEDINGS

9

PART II

9

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  9

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

17

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  41

ITEM 9A(T). – CONTROLS AND PROCEDURES

41

Part III

44

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

44

ITEM 12. –  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  48

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  49

ITEM 14.  – PRINCIPAL ACCOUNTING FEES AND SERVICES

50

PART IV

52

ITEM 15. – EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES.

52

SIGNATURES

54

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference, if any, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:  (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the appeal and acceptance of our planned products and service offerings; (3) the success or failure of our development of additional products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to secure suitable advertising inventory partners; (6) our ability to effectively market and sell our services to new customers; (7) changes in the rules and regulations governing our business; (8) the intensity of competition; and (9) general economic conditions.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

PART I

In this Annual Report on Form 10-K, we will refer to Montavo, Inc., a Delaware corporation, as “our company,” “we,” “us” and “our.”

ITEM 1. – BUSINESS

Overview

We have developed technology that allows wireless subscribers to search a proprietary advertisement delivery system by category of service and location.  The content is delivered to subscribers via mobile handsets, personal navigation devices or navigation devices installed in vehicles.  Subscribers can download and view advertisements, redeem special incentives and obtain turn-by-turn directions to the nearest retail location.

We expect that our core revenues will be derived from advertisers, who will be charged impression views and/or monthly fees for inclusion in our permission-based database, from impressions, click-through and redemption fees for the redemption of incentives, or from fees for the development of national campaigns for brand advertisers. We plan to seek distribution agreements with advertisement campaign aggregators, including global advertising agencies, search-engine marketing optimization agencies, membership organizations and direct marketing organizations.  We also intend to employ a small team of account executives that will act as a sales force and seek and solicit clients among national and regional brand leaders.

There can be no assurance that we will achieve our objectives or succeed in our business plan.  We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2009, we had a deficit accumulated during the development stage of approximately $3.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.5 million and no cash.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing, or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our mobile marketing solution, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

To attain profitable operations, management’s plan is to execute its strategy of (i) continuing the development of our proprietary mobile marketing solution; (ii) building additional strategic partnerships with technology partners; (iii) building strategic partnerships with premier advertising inventory partners; and (iv) executing sales relationships with national and global brands in order to drive profitability.  We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations.  Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders.  If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal executive offices are located at 4957 Lakemont Blvd, Suite 239, Bellevue, Washington 98006, and our telephone number at that address is (425) 747-5500.  We maintain an Internet website at www.montavo.com.  Information on our website is not part of this Annual Report.

Principal Products and Markets

Our mDeal-Finder mobile consumer client application can be used on mobile phones and other personal mobile devices, personal navigation devices and factory-installed in-dash automobile navigation systems.  The application enables end-user consumers on the go to access and find offers, including sales, discounts, coupons, product information and new product launches, from their mobile wireless devices.  Our advertisement delivery platform mMAP is also used as an ad delivery network to mobile websites and mobile applications.

Our mDeal-Finder end-user client application will be marketed to wireless carriers, handset manufacturers, personal and vehicle navigation device manufacturers and application aggregators, by a small team of dedicated account executives.  The advertising media will be marketed to global advertising agencies, search engine market optimization agencies, membership organizations and direct marketing organizations, as well as national and regional brand leaders.

We have executed our first two platform aggregation agreements, which provide for the distribution of our end-user consumer application on three of the five major wireless carriers in the U.S. and several carriers and handset manufacturers in Europe.  These agreements enable us to integrate our system so that it operates within one platform instead of many individual handset operating systems.

Growth Strategy

We have developed technology that is incorporated into our Montavo Mobile Advertising Platform (mMAP), which allows wireless subscribers to search a proprietary advertisement delivery system by category of service, keyword search and location.  This application can simultaneously generate ROI (return on investment) ratios on revenue and profit for the advertiser.  The content is delivered to subscribers via mobile handsets and other personal mobile wireless devises as well as personal navigation devices or in-dash navigation systems installed in vehicles.  Subscribers can download and view advertisements, redeem special incentives and obtain turn-by-turn directions to the nearest retail location.

We expect that our core revenues will be derived from advertisers, who will pay fees for inclusion in our mMAP, from click-through “pull” ads as well as opt-in “push” ads, and custom development of mobile applications and mobile websites.  We plan to seek distribution agreements with advertisement campaign aggregators, including global advertising agencies, search-engine marketing optimization agencies, membership organizations and direct marketing organizations.  We also intend to employ a small team of account executives that will act as a sales force and seek and solicit clients among global, national and regional brand leaders.

Competition

There is substantial competition in the mobile marketing industry, including competition from well-established providers such as MSN, Google and Yahoo, and competition from smaller providers that focus specifically on the mobile environment, such as Admob, Jump Tap, Cellfire and ShopSavvy.  Admob is a network of mobile web sites that display mobile banner advertisements generated by Admob’s advertising engine.  Jump Tap is a search engine designed for the mobile environment, which allows users to search the Internet using mobile phones instead of personal computers.  Cellfire is a mobile coupon distributor, which allows advertisers to develop and publish mobile coupons through mobile phones.  ShopSavvy is a mobile application that allows mobile users to search for deals on their cell phone.  Currently, we know of no other competitor that has a similar product to the mMAP and the patent-pending technology that can deliver a ROI on sales, revenue and profits for the advertiser.  This technology would  provide data for physical store locations and the advertiser without requiring a change in normal business development and advertisements for potential customers.

Sales and Marketing

We expect to hire a small team of experienced sales executives with prior relationships and experience in each of our market sectors both domestic and internally (such as advertising agencies, retailers and brand name manufacturers), to expand upon our existing relationships.  We anticipate that their compensation structures will consist of base salaries with incentive commission payments.  We expect that our account executives will be attending various trade shows and conventions including, but not limited to, those held by the Mobile Marketing Association and the National Restaurants Association.

Regulation

We are unaware of and do not anticipate having to expand significant resources to comply with any governmental regulations of the mobile marketing industry.  We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to online commerce.  However, it is possible that a number of laws and regulations may be adopted with respect to our sales and distribution channels.  The adoption of additional laws could increase the difficulty of conducting our business and reduce the demand for our products.

Research and Development

We are not engaged in any meaningful research and development activities and we do not have a research and development staff.

Intellectual Property

We create, own and distribute intellectual property.  It is our practice to protect our technology through patents, trademarks, copyrights, trade secret laws, restrictions on disclosure and other methods.

We filed a U.S. utility patent application (Application No. 11/053,095) for the invention, entitled “Method and Distribution System for Location Based Wireless Presentation of Electronic Coupons” with respect to our unique wireless delivery technology.  The patent application is currently pending.

We have a registered trademark for the name “Montavo” and its related logo.  We have applied for registration for the following marks: “Spend Speedometer”, “mDeal-Finder” and “mMap.”

We have no foreign patents or other foreign trademarks.  Prior to expanding our services into foreign markets, we plan to take measures to protect our intellectual property in such markets.

Our primary Internet domain is montavo.com.  We also own the following domain names:

MDEALFINDER.BIZ	MDEALFINDER.TV
MDEAL-FINDER.BIZ	MDEAL-FINDER.TV
MDEALFINDER.CO.UK	MDEALFINDER.US
MDEAL-FINDER.CO.UK	MDEAL-FINDER.US
MDEALFINDER.COM	MDEALFINDER.WS
MDEAL-FINDER.COM	MDEAL-FINDER.WS
MDEALFINDER.INFO	MONTAVO.BIZ
MDEAL-FINDER.INFO	MONTAVO.COM
MDEALFINDER.MOBI	MONTAVO.INFO
MDEAL-FINDER.MOBI	MONTAVO.MOBI
MDEALFINDER.NAME	MONTAVO.NAME
MDEAL-FINDER.NAME	MONTAVO.NET
MDEALFINDER.NET	MONTAVO.ORG
MDEAL-FINDER.NET	MONTAVO.TV
MDEALFINDER.ORG	MONTAVO.US
MDEAL-FINDER.ORG	MONTAVO.WS

We also rely on trade secrets, know-how and other unpatented proprietary information in our business.  Most of our consultants and contractors are required to enter into confidentiality and non-competition agreements.  However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect us or provide an adequate remedy for the damages that may be caused by such a breach.

Industry Overview

The Internet and Online Commerce

The internet’s development into a significant global medium for communication, content and commerce has led do substantial growth in online shopping for goods and services.  As use of the internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online.  As a result, both online and traditional retail businesses are increasingly using the internet to advertise their products and services.

The advertising industry, and specifically online advertising, is evolving to meet the increasing online demands of both consumers and businesses.  We believe the high-traffic financial services vertical reflects one of the most significant growth opportunities in the line advertising industry.  We expect to leverage these favorable market trends through our mDeals program.

Seasonality

Both seasonal fluctuations in internet usage and traditional retail seasonality can affect our business.  Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends could cause fluctuations in our quarterly results, including fluctuations in sequential revenues, as well as paid click and average cost-per-click growth rates.

Employees

As of December 31, 2009, we had no employees but were utilizing the services of independent contractors and consultants.

Development of Business

We were incorporated under the laws of the State of Delaware on April 20, 1994.  From incorporation until December 13, 2004, we had no operating history other than organizational matters.  On December 13, 2004, we acquired all of the issued and outstanding shares of Trans Media Inc., a Wyoming corporation engaged in the production and distribution of musical compact discs and musical performances.  Through Trans Media, we engaged in the production and distribution of compact discs and musical performances targeted to the South Asian immigrant population in North America, and to date completed the production of eight compact discs.

In November 2007, we engaged in a new line of business, in the mobile communications industry, with the objective of becoming a mobile enabler and identifying, deploying and commercializing innovative mobile applications and technologies to offer targeted brand messaging.

Business of Predecessor

Trans Media, in which we acquired a 100% interest on December 13, 2004, was formed in 2004.  As indicated above, Trans Media was engaged in the production and distribution of musical compact discs and musical performances.  Since Trans Media was considered to be the acquirer for financial reporting purposes, our historical financial statements for any period prior to December 13, 2004, are those of Trans Media.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. – PROPERTIES

We do not own any real property.  We have offices at 4957 Lakemont Blvd., Suite #239, Bellevue, Washington 98006, and have an engineering facility including a meeting room and server room.  We are also provided space in Seattle, Washington at no cost by our chief development officer.

ITEM 3. – LEGAL PROCEEDINGS

In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91.  We have included the judgment in accounts payable at December 31, 2009.  As of December 31, 2009, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock became eligible for trading on the Over-The-Counter Bulletin Board on December 19, 2007, having the trading symbol “MTVO”.  As of December 31, 2009, we had 43,418,467 shares issued and outstanding.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2009, and incorporates a change in our fiscal year end effected October 8, 2008.

Period	High Bid	Low Bid
Period from 12/19/07 – 2/29/08	$1.00	$0.74
2nd Quarter 2008 ended 5/31/08	$1.00	$0.75
3rd Quarter 2008 ended 8/31/08	$0.75	$0.40
Transition period ended 9/30/08	$0.75	$0.50
4th Quarter 2008 ended 12/31/08	$0.87	$0.31
1st Quarter 2009 ended 3/31/09	$0.60	$0.18
2nd Quarter 2009 ended 6/30/09	$0.26	$0.11
3rd Quarter 2009 ended 9/30/09	$0.19	$0.06
4th Quarter 2009 ended 12/31/09	$0.21	$0.04

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commissions and may not reflect actual transactions.

We have authorized 99,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $.001. As of March 31, 2010, we had approximately 180 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future.  Furthermore, we expect to retain any future earnings to finance our operations and expansion.  The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors our board of directors considers relevant.

Equity Compensation Plans

In 2005, we adopted the 2005 Stock Option Plan (“the 2005 Plan”).  The 2005 Plan provided for the granting of stock options to employees and consultants for services.  Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may be granted only to employees (including officers and directors who are also employees).  Nonqualified stock options (“NSO”) may be granted to employees and consultants.  We reserved 1,000,000 shares of common stock for issuance under the 2005 Plan.

In 2009, we adopted the 2009 Stock Incentive Plan for Employees and Consultants (the “2009 Plan”).  The 2009 Plan provided for the granting of stock options to employees and consultants for services rendered to the Company.  Options granted under the 2009 Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may be granted only to employees or consultants (including officers and directors who are also employees).  Nonqualified stock options may be granted to employees and consultants.  We reserved 15,000,000 shares of common stock for issuance under the 2009 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 1, 2009, we entered into a six-month business development services contract with Openbridge, pursuant to which we issued 650,000 shares of our common stock for services to be provided under the agreement.  The shares were recorded at their fair value of $65,000 based on the closing market price of our common stock on the date of issuance, and during the fourth quarter of 2009, we recognized $32,500 in operating expenses related to these shares, and the remaining $32,500 is recorded as prepaid expenses as of December 31, 2009.  In accordance with the terms of the agreement, an additional 650,000 shares are issuable on April 1, 2010 to be earned in equal monthly installments over the next six-month term of the agreement, and on April 1, 2010, we issued those shares, plus an additional 200,000 shares as a bonus for performance under the contract.  The 200,000 shares were fully vested on the date of issuance.

On October 9, 2009, we issued 1,000,000 units at $0.025 per unit for gross proceeds of $25,000, with each unit comprised of one share of our common stock and a two-year warrant to purchase two shares of our common stock at $0.10 per share.  The warrants were immediately exercisable.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity. The relative fair value of the common stock was estimated to be $10,000 and the relative fair value of the warrants was estimated to be $15,000, as determined based on the relative fair value allocation of the proceeds received.

In November 2009, we issued 340,000 shares of our common stock to vendors in settlement of accounts payable in the aggregate amount of $46,000.

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2009.  In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2009.  In the fourth quarter 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009, was recorded to operating expenses in the fourth quarter of 2009.  An additional 205,000 shares of our common stock are issuable to the consultants for future services to be provided pursuant to the terms of the contracts, none of which had yet been earned as of December 31, 2009.

In the fourth quarter 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of December 31, 2009, none of the software development services had been utilized, and accordingly these costs are recorded as prepaid expenses in our balance sheet as of that date.

On December 4, 2009, we entered into an agreement with Fuselier Holdings I, Inc.  (“Fuselier Holdings”).  Under the terms of the agreement, Fuselier Holdings will negotiate with vendors on our behalf and settle certain accounts payable with shares of our common stock.  Fuselier Holdings is authorized under the agreement to settle accounts payable in incremental amounts up to $25,000, and negotiate settlement in shares of our common stock at a per share price determined by averaging the closing price of the previous three (3) full trading days as reported on the over-the-counter bulletin board (“OTCBB”), commencing on the day immediately preceding the day on which our stock is deemed to be freely tradable upon delivery to Fuselier Holdings (“Per Share Price Calculation”).  On December 4, 2009, we also entered into a consulting agreement with Dr. Jean Fuselier Sr., whereby we will issue shares of our common stock to Dr. Fuselier equal to the amount of the accounts payable settled, at a per share price determined in accordance with the Per Share Price Calculation.  In connection with these agreements, in December 2009, 382,848 shares of our common stock were issued or issuable to Dr. Fuselier for services, and 714,286 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable of $25,000.  In connection with the drafting of these agreements, we issued an additional 232,258 shares of our common stock to Dr. Fuselier for legal services in October 2009.   The fair value of the shares of $24,000 based on the closing price of our common stock on the date of issuance was recorded to operating expenses in the fourth quarter of 2009.

Purchases of equity securities by the issuer and affiliated purchasers

During the third quarter of 2009, we repurchased 1,051,268 shares of our common stock at par value, or $0.001 per share, for a total of $1,051.  In the fourth quarter of 2009, we reissued these shares.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of our financial condition and results of operations is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Report.

This Item is organized as follows:

•

The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•

“Recent Developments” discusses certain management changes and significant recent contractual agreements.

•

“Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” discusses our most critical accounting policies and new accounting standards.

•

“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.

•

“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

•

“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2009.

In addition, Item 9A(T) “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2009.

Background

We were incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation and until December 13, 2004, we had no operating history other than organizational matters. On December 13, 2004, we acquired all of the issued and outstanding capital stock of Trans Media Inc. (“Trans Media”), a Wyoming corporation.  The acquisition was consummated pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, whereby Trans Media became our wholly owned subsidiary.  This transaction is commonly referred to as a “reverse acquisition”, in which all of the outstanding capital stock of Trans Media was effectively exchanged for a controlling interest in our stock.  This type of transaction is considered to be a recapitalization rather than a business combination.  Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded.

On May 7, 2008, Trans Media, its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on August 29, 2008, Acquisition Corp. was merged with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary, and all of the issued and outstanding common stock of Montavo was exchanged for newly-issued, restricted shares of common stock.  The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger.

We are a development stage company in the process of developing a mobile Location Based Services (“LBS”) marketing solution for wireless carriers, mobile handset manufacturers, wireless carrier/device software aggregators, personal navigation device (“PND”) manufacturers, and vehicle manufacturers.  We have a patent pending filed for our “method and distribution system for location based wireless presentation of electronic coupons” technology.

Recent Developments

Management Changes

Robert Montesano – Effective as of May 19, 2009, Mr. Robert Montesano resigned from his position as a director and as President.

Brook Lang – Effective as of May 19, 2009, our board of directors appointed Mr. Brook Lang, our current Chief Executive Officer and a member of our board of directors, as the new Chairman of our Board of Directors.  Mr. Lang will not receive any additional compensation for serving as Chairman of our Board of Directors.

Wong Peck Ling – Effective as of April 23, 2009, Wong Peck Ling resigned from her position as Chief Financial Officer and as a director.

Acxiom Corporation Agreement

In February 2010, we entered into a database license agreement with Acxiom Corporation under which we will license their InfoBase-X telephone directories commencing February 5, 2010, for an initial term of six months (“Initial Term”).  Unless terminated, the license term automatically extends to a period of one year (“First One Year Term”), and will continue to automatically renew for successive one-year terms (“Renewal Term”), unless terminated by either party upon 30 days notice or for cause as defined in the agreement.  In consideration of the license grant, we will pay no fees for the Initial Term, and will pay annual minimum fees of $30,000 for the First

One Year Term and any Renewal Term, payable monthly at a rate of $2,500 per month, plus certain additional per-click volume-based fees, based upon the following schedule:

Volume-
Based Fees
Up to 2,500,000	$-
2,500,001 – 5,000,000	0.010
5,000,001 – 7,500,000	0.008
7,500,001 – unlimited	-

infoUSA, Inc. Agreement

In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009.  In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month, or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-days notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  The second year fees of $125,000 are payable in equal monthly installments of approximately $10,400 beginning April 15, 2010.

Critical Accounting Policies and Estimates and Recently Issued Accounting Standards

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Other key estimates and assumptions that affect reported amounts and disclosures include estimates as to valuation of share-based payments and valuation allowance for deferred income tax assets.  We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Impairment of Long-Lived Assets — Long-lived assets, such as patents pending and software developed for internal use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the fourth quarter of 2009, we determined that the amounts previously capitalized for patent pending and software developed for internal use totaling approximately $400,000 were impaired due to uncertainty regarding our ability to continue as a going concern and accordingly recorded an impairment loss as of that date.

Derivatives Embedded in Certain Debt Securities — We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract are recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.

Income taxes — We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method.  Total amortization of debt discounts amounted to approximately $27,000, nil and $29,000 during the years ended December 31, 2009, 2008, and the period from inception to December 31, 2009, respectively.

Share-Based Payments—We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices for periods after October 1, 2009, and at prices of recent cash transactions for periods prior.  We use the Black-Scholes option-pricing model as our method of valuation for share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years (deemed to be the service period), based on the fair value of such share-based awards on the grant date.

Recently Issued Accounting Standards—In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We adopted this authoritative guidance on January 1, 2010, and the adoption of this new guidance did not have a material effect on our financial statements.

Liquidity, Capital Resources and Going Concern

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2009, we had a deficit accumulated in the development stage of approximately $3.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of $0.5 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments.  If management deems necessary, we might also seek additional loans from related parties.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

Discussion of Cash Flows

We used cash of approximately $198,000 in our operating activities in 2009 compared with $241,000 in 2008.  Cash used in operating activities relates primarily to funding net losses, partially offset by non-cash expenses related to stock issued for services.  In 2009, we wrote off our capitalized costs related to patents and software development costs due to impairment, in the amount of $400,000.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of $8,000 and approximately $10,000 in 2009 and 2008, respectively. Changes in cash from investing activities were due primarily to investments in patent.

Our financing activities provided cash of approximately $204,000 in 2009 compared to $251,000 in 2008. In 2009, changes in cash from financing activities primarily relate to issuance of common stock and warrants and proceeds of convertible notes payable and stockholder contributions.

Recent Financing Activities

On January 16, 2009, we entered into a convertible promissory note for $4,950 at a stated interest rate of 5% per annum.  On January 16, 2009, we entered into a convertible promissory note for $5,000 at a stated interest rate of 7% per annum.  On January 26, 2009, we entered into a convertible promissory note for $5,062 at a stated interest rate of 5%.  In April 2009, we entered into a convertible promissory note for $3,200 at a stated interest rate of 5% per annum.  The notes and related accrued interest were convertible into shares of our common stock at $0.20 per share at the option of the holder.  The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share at issuance.  The discount on the convertible notes payable related to the beneficial conversion feature was valued at approximately $14,000, and was recognized as interest expense related to the amortization of the beneficial conversion feature during 2009.  In March 2009, the notes were converted into 75,060 shares of common stock at a conversion rate of $0.20 per share.  On April 27, 2009, we issued 16,221 shares of our common stock at $0.20 per share pursuant to the conversion of a related party promissory note with a principal balance of approximately $3,200.

On April 6, 2009, we entered into a convertible promissory note for $23,000 at a stated rate of 7% per annum. The note and related accrued interest were convertible into shares of our common stock at 0.10 per share beginning May 30, 2009.  The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share at issuance.  The discount on the convertible notes payable related to the beneficial conversion feature was valued at $23,000, and was recognized as interest expense related to the amortization of the beneficial conversion feature during 2009.  In April 2009, the notes and accrued interest were converted into 232,683 shares of common stock for conversion of this debenture and accrued interest.

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter.  The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 1.0 years, volatility equal to 162%, risk-free rate of 0.47% and dividend rate of 0%.  During the year ended December 31, 2009, the fair value decreased by approximately $8,000, which was recorded as other income.

In 2009, we issued an aggregate of 461,625 shares of our common stock for gross proceeds of approximately $113,000.   In addition, on October 9, 2009, we issued 1,000,000 units at $0.025 per unit for gross proceeds of $25,000, with each unit comprised of one share of our common stock and a two-year warrant to purchase two shares of our common stock at $0.10 per share.  The warrants were immediately exercisable.

On March 8, 2010, we entered into a promissory note with Loren Pace for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to Mr. Pace as loan fees under the terms of the promissory note.  In addition, we entered into an advisory services agreement with Mr. Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.

In March 2010, we issued an aggregate of 3,100,000 shares of our common stock for cash for gross proceeds of $40,000.

Going Concern

Our independent registered public accountant has added an explanatory paragraph in its report relating to our financial statements for the year ended December 31, 2009, which states that we have experienced recurring losses from operations since inception and have a substantial accumulated deficit.  These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

To attain profitable operations, management’s plan is to execute its strategy of (i) continuing the development of our proprietary mobile marketing solution; (ii) building additional strategic partnerships with technology partners; (iii) building strategic partnerships with premier advertising inventory partners; and (iv) executing sales relationships with national and global brands in order to drive profitability.  We will continue to be dependent on outside capital to fund our operations for the foreseeable future.  Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders.  If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Comparison of the Year Ended December 31, 2009, to the Year Ended December 31, 2008

We had no revenues in the years ended December 31, 2009 and 2008, and from inception to December 31, 2009.  In the years ended December 31, 2009 and 2008, and from inception to December 31, 2009, we incurred net losses of approximately $1,916,000, $843,000 and $3,527,000, respectively.  Operating expenses increased to $1,881,000 in the year ended December 31, 2009, from $823,000 in the year ended December 31, 2008, due primarily to the following:

•

Professional fees, including accounting, legal and consulting, increased from approximately $550,000 in the prior year to approximately $780,000 in the current year, due primarily to increased stock based compensation and increased consulting activities in the current year, in support of our software development activities.

•

Management fees incurred increased from $220,000 in the prior year to $323,000 in the current year, due to bonus compensation payable to the CEO pursuant to his employment contract.

•

We recognized an impairment loss of approximately $400,000 in the current year related to previously capitalized software development and patent costs.

We expect that operating expenses will continue to increase in 2010 as we implement our growth strategy.

Interest expense increased from $20,000 in the prior year to $43,000 in the current year, due to the amortization of beneficial conversion feature recorded related to convertible notes payable.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Montavo, Inc.

Bellevue, Washington

We have audited the accompanying balance sheet of Montavo, Inc. (a development stage company) ("the Company") as of December 31, 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and for the period from December 23, 2004 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The Company's financial statements for the period from December 23, 2004 (date of inception) through December 31, 2008, were audited by other auditors whose report, dated April 14, 2009, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern.  The financial statements for the period from December 23, 2004 (date of inception) through December 31, 2008, reflect a net loss of $1,611 (in thousands) of the accumulated deficit as of December 31, 2009.  The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Montavo, Inc. (a development stage company) as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, and for the period from December 23, 2004 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Montavo, Inc.

(A Development Stage Company)

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Montavo, Inc. (Montavo) as of December 31, 2008, and the related consolidated statements of expenses, cash flows and changes in stockholders’ deficit for the year then ended and the period from December 23, 2004 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of Montavo’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montavo, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and the period from December 23, 2004 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 14, 2009

MONTAVO, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2009	2008
	(in thousands, except share amounts)
Current assets:
Cash	$-	$2
Prepaid expenses and other assets	164	-

Total Current Assets	164	2

Software developed for internal use	-	320
Patent pending	-	37

Total assets	$164	$359

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currrent liabilities:
Accounts payable and accrued expenses	$326	$133
Accounts payable - related parties	344	259
Note payable to related party	25	25
Accrued interest	3	1
Convertible debt, net of discount of $10	10	-
Fair value liability for price adjustable convertible debt	4	-

Total current liabilities	712	418

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
90,000,000 shares authorized:
43,418,467 and 36,473,353 shares issued and outstanding, respectively	2,978	1,552
Deficit accumulated during the development stage	(3,526)	(1,611)

Total stockholders' equity (deficit)	(548)	(59)

Total liabilities and stockholders' equity (deficit)	$164	$359

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
Statements of Operations
			December 31, 2004
			(Inception)
			To
	Years ended December 31,		December 31,
	2009	2008	2009
	(in thousands, except share and per share data)

Operating expenses	$(1,881)	$823	$3,407

Loss from operations	(1,881)	(823)	(3,407)

Other income (expense):
Interest expense	(43)	(20)	(128)
Change in fair value liability for price adjustable
convertible debt	8	-	8

Total other expense	(35)	(20)	(120)

Net loss	$(1,916)	$(843)	$(3,527)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.05)	$(0.06)

Shares used in computing net loss per share -
basic and diluted	38,496,218	14,847,714

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Expense related to vesting of options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan	-
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Expense related to vesting of options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Expense related to vesting of options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445

Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23
Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	$2,978	$(3,527)	$(549)

See notes to financial statements

MONTAVO, INC.
(A Development Stage Company)
Statements of Cash Flows

			December 23, 2004
			(Inception)
			Through
	Years ended December 31,		December 31,
	2009	2008	2009
	(in thousands)
Operating activities:
Net loss	$(1,916)	$(843)	$(3,527)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	24	-	26
Imputed interest on stockholder advances	1	1	5
Share-based payments of consulting and other expenses	956	329	1,375
Shares issued for modification of debt terms	-	-	38
Shares issued in excess of liabilites converted (accounted for as compensation)	-	85	85
Excess share value issued for conversion of accounts payable-related party	73	-	73
Change in fair value liability for price adjustable convertible debt	8	-	8
Impairment loss on patent pending and software developed for internal use	400		400
Changes in operating assets and liabilities			-
Prepaid expenses and other assets	(164)		(164)
Accounts payable and accrued expenses	368	(5)	428
Accounts payable - related party	50	178	391
Accrued interest	2	14	46
Net cash used in operating activities	(198)	(241)	(816)
Investing activities:
Investment in patent	(8)	(10)	(45)
Net cash used in investing activities	(8)	(10)	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	25	-	25
Stockholder contributions to capital	5	-	22
Proceeds from issuance of notes payable	61	167	652
Principal payments on notes payable	-	-	(108)
Proceeds from sale of common shares	113	84	270
Net cash provided by financing activities	204	251	861

Net decrease in cash	(2)	-	-
Cash - beginning of the period	2	2	-
Cash - end of the period	$-	$2	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$35	$209	$355

Shares retained by North Coast in reverse merger	$-	$264	$264

Shares issued to convert North Coast note payable and accrued interest	$18	$250	$354

Shares issued to convert notes payable, accrued interest and notes payable	$-	$864	$864

Additional shares issued to Montavo stockholders in merger	$-	$10	$10

Shares issued in settlement of accounts payable	$174	$-	$174

Beneficial conversion feature - notes payable	$37	$-	$37

See notes to financial statements

MONTAVO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Business and Organization

We were incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation and until December 13, 2004, we had no operating history other than organizational matters. On December 13, 2004, we acquired all of the issued and outstanding capital stock of Trans Media Inc. (“Trans Media”), a Wyoming corporation.  The acquisition was consummated pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, whereby Trans Media became our wholly owned subsidiary.  This transaction is commonly referred to as a “reverse acquisition”, in which all of the outstanding capital stock of Trans Media was effectively exchanged for a controlling interest in our stock. This type of transaction is considered to be a recapitalization rather than a business combination.  Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded.

On May 7, 2008 Trans Media, its wholly owned subsidiary North Coast Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), and Montavo, Inc., a privately-held Washington corporation (“Montavo”), executed an Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on August 29, 2008, Acquisition Corp. was merged with and into Montavo, with Montavo being the surviving entity as a wholly owned subsidiary, and all of the issued and outstanding common stock of Montavo was exchanged for newly-issued, restricted shares of common stock.  The merger was accounted for as a reverse merger and recapitalization due to Montavo having control of the board of directors and control of management at the date of merger.

We are a development stage company in the process of developing a mobile Location Based Services (“LBS”) marketing solution for wireless carriers, mobile handset manufacturers, wireless carrier/device software aggregators, personal navigation device (“PND”) manufacturers, and vehicle manufacturers. We have a patent pending filed for our “method and distribution system for location based wireless presentation of electronic coupons” technology.

Note 2.  Going Concern

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, we had a deficit accumulated during the development stage of approximately $3.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.5 million and no cash.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements. No assurances can be given that such capital will be available to us on acceptable terms, if at all. In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our mobile marketing solution, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

To attain profitable operations, management’s plan is to execute its strategy of (i) continuing the development of our proprietary mobile marketing solution; (ii) building additional strategic partnerships with technology partners; (iii) building strategic partnerships with premier advertising inventory partners; and (iv) executing sales relationships with national and global brands in order to drive profitability.   We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations.  Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in preparation of our financial statements include estimates as to valuation of equity related instruments issued and valuation allowance for deferred income tax assets.

 Cash — On occasion, we maintain balances in excess of federal insurance limits.

Financial Instruments and Fair Value —Our financial instruments consist of cash, accounts payable, accrued liabilities and other current liabilities, due to related parties and notes payable to a related party and certain investors.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than due to related parties and notes payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note and interest payable to related party and due to related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the liability for price adjustable convertible debt. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance at December 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable convertible debt	$4	—	—	$4

Total financial liabilities at fair value	$4	—	—	$4

The following table is a roll forward for the year ended December 31, 2009 of the fair value liability of price adjustable convertible debt, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$—
Issuance of convertible note with derivative liability	12
Change in fair value included in net loss	(8)

Ending balance at December 31, 2009	$4

Software developed for internal use —Software development costs for internal use were capitalized in accordance with relevant authoritative accounting literature and, once placed in service, amortized using the straight-line method over the estimated useful life. We are currently developing proprietary Deal-Finder mobile search and mobile advertising media technology. A significant portion of the costs have been incurred through a vendor which is 100%-owned by our Chief Development Officer, Brian Conte.  See Note 6 regarding the funds owed to this related-party vendor.  As of December 31, 2009, the software was still under development and had not been placed in service and therefore amortization had not yet begun.  We evaluated the software development costs and determined that the costs were fully impaired, and accordingly, recorded an impairment loss of $355,000, included in operating expenses, during the fourth quarter of 2009.

Patent pending — The cost of patents represents amounts paid to third parties, including legal costs associated with successfully defending or obtaining patents. Amortization will be calculated on a straight-line basis over the estimated useful life of the related asset beginning when the patent is issued. If patent applications are unsuccessful, cost associated with these patents is expensed immediately. We have a patent pending technology filed for “Method and Distribution System for Location Based Wireless Presentation of Electronic Coupons”. We had capitalized costs for patent-related legal fees and as of December 31, 2009, the patent is still pending and therefore amortization had not yet begun. We evaluated the patent-related legal costs and determined that the costs were fully impaired, and accordingly, recorded an impairment loss of $45,000, included in operating expenses, during the fourth quarter of 2009.

Impairment of Long-Lived Assets — Long-lived assets, such as patents pending and software developed for internal use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the fourth quarter of 2009, we determined that the amounts previously capitalized for patent pending and software developed for internal use totaling approximately $400,000 were impaired due to uncertainty regarding our ability to continue as a going concern and accordingly recorded an impairment loss as of that date.

Derivatives Embedded in Certain Debt Securities — We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract are recorded at fair value with changes in value recognized as other income (expense) in the statements of operation in the period of change.

Income taxes — We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

     We have identified our federal tax return as our “major” tax jurisdiction, as defined. We do not believe any reserves for uncertain income tax positions are required. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	December 31,
	2009	2008
Convertible note	200	-
Stock options	11,483	-
Warrants	2,200	-
Total	13,883	-

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $27,000, nil and $29,000 during the years ended December 31, 2009, 2008 and the period from inception to December 31, 2009, respectively.

 Share-Based Payments—We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices for periods after October 1, 2009 and at prices of recent cash transactions for periods prior.  We use the Black-Scholes option-pricing model as our method of valuation for share-based awards. Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.   The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years (deemed to be the service period), based on the fair value of such share-based awards on the grant date.

Reclassifications — Certain reclassifications have been made to prior period financial statements in order to conform to the current period’s presentation.

Recently Issued Accounting Standards—In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have an impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We adopted this authoritative guidance on January 1, 2010 and the adoption of this new guidance did not have a material effect on our financial statements.

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.   Interest expense of $378 was accrued as of December 31, 2008 relating to this promissory note.

On January 16, 2009, we entered into a convertible promissory note for $4,950 at a stated interest rate of 5% per annum.  On January 16, 2009, we entered into a convertible promissory note for $5,000 at a stated interest rate of 7% per annum. On January 26, 2009, we entered into a convertible promissory note for $5,062 at a stated interest rate of 5%. In April 2009, we entered into a convertible promissory note to a related party for $3,200 at a stated interest rate of 5% per annum. The notes and related accrued interest were convertible into shares of our common stock at $0.20 per share at the option of the holder. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire shares of our common stock at an effective conversion price that was less than the fair value per common share at issuance.  The discount on the convertible notes payable related to the beneficial conversion feature was valued at approximately $14,000, and was recognized as interest expense related to the amortization of the beneficial conversion feature during 2009.  As discussed above, in March 2009, the first three notes were converted into 75,060 shares of common stock at a conversion rate of $0.20 per share.  On April 15, 2009, we issued 16,221 shares of our common stock at $0.20 per share pursuant to the conversion of a related party promissory note with a principal balance of approximately $3,200.

On April 6, 2009, we entered into a convertible promissory note for $23,000 at a stated rate of 7% per annum. The note and related accrued interest were convertible into shares of our common stock at 0.10 per share beginning May 30, 2009. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire common shares of the company at an effective conversion price that was less than their fair value per common share at issuance.  The discount on the convertible notes payable related to the beneficial conversion feature was valued at $23,000, and was recognized as interest expense related to the amortization of the beneficial conversion feature during 2009.  In April 2009, the notes and accrued interest were converted into 232,683 shares of common stock for conversion of this debenture and accrued interest.

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2009, the weighted average assumptions used in our Black-Scholes calculation were: expected life of 1.0 years, volatility equal to 162%, risk-free rate of 0.47% and dividend rate of 0%. During the year ended December 31, 2009, the fair value decreased by approximately $8,000, which was recorded as other income.

Note 5.  Stockholders’ Equity (Deficit)

Preferred Stock — On August 25, 2008, our stockholders approved an increase in the number of authorized shares of our preferred stock from 1,000,000 to 5,000,000 shares.  Our board of directors has the authority, without action by the stockholders, to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. No shares of preferred stock have been designated or issued.

Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

On August 25, 2008, our stockholders approved an increase in the number of authorized shares of our common stock from 20,000,000 to 99,000,000.

Common Stock Issuances — In January 2008, we issued 2,000,000 shares of our common stock for services. The shares were recorded at their fair value of $47,400 and the expense was recorded to general and administrative expense during the first quarter of 2008.

In August 2008, we issued an additional  47,250 shares of our common stock related to the bridge notes previously issued in fiscal 2007, valued at $1,057.   In August 2008, we issued 13,080,000 shares of our common stock in relation to the Merger Agreement with North Coast.

In the nine months ending September 30, 2008, we issued 44,375 shares of our common stock in connection with the bridge notes and accounted for the issuance as stock for cash totaling $1,114.  In September 2008, we converted the bridge notes, accrued interest and accounts payable totaling $864,288 into 1,670,600 shares of our common stock.  We issued an additional 169,400 shares of our common stock in excess of the original agreed upon conversion price and current market prices resulting in stock based compensation expense of $84,700.  In September 2008, we issued 1,169,000 shares of our common stock for upon exercise of options and warrants with an aggregate exercise price of $10,192.  We waived the exercise price resulting in stock based compensation expense of $10,192.  In September 2008, we issued 525,000 shares for services.  The shares were recorded at their fair value of $262,500 and the expense was recorded to general and administrative expense in the third quarter of 2008.  In September 2008, $70,050 of principal and $15,628 of interest related to notes payable which we assumed in connection with the reverse merger were converted to 700,000 shares of our common stock.

On November 5, 2008, we issued 130,000 shares of our common stock at $0.40 per share for gross proceeds of $52,000.  On November 28, 2008, we issued 37,500 shares of our common stock at $0.40 per share for gross proceeds of $15,000.

On December 16, 2008, we issued 37,500 shares of our common stock at $0.40 per share for gross proceeds of $15,000.

In November and December 2008, $163,549 of principal and $1,090 of interest related to notes payable which we assumed in connection with the reverse merger were converted into 698,841 shares of our common stock.

On November 28, 2008, we issued 10,089,512 shares of our common stock in connection with the recapitalization.

In February 2009, we issued an aggregate of 22,000 shares of our common stock to consultants for advisory services. The shares were recorded at their fair value of $11,453 and the expense was recorded to operating expenses during the first quarter of 2009.  In addition, in February 2009, we issued 25,000 shares of our common stock to a consultant for services. The shares were recorded at their fair value of $12,000 and the expense was recorded to operating expenses during the first quarter of 2009.  On February 12, 2009, we issued 45,000 shares of our common stock for cash at $0.40 per share for gross proceeds of $18,000.

In March 2009, we issued 335,000 shares of our common stock for cash at $0.20 per share for gross proceeds of $67,000.    In March 2009, we issued 54,800 shares of our common stock for advisory services. The shares were recorded at their fair value of $20,782 and the expense was recorded to general and administrative expense during the first quarter of 2009.  On March 25, 2009, we issued 75,060 shares of our common stock at $0.20 per share pursuant to the conversion of three promissory notes having an aggregate principal balance of $15,012 (See Note 4).

In April 2009, we issued 325,000 shares of our common stock to Wakabayashi Fund LLC for investor relations services.  The shares were recorded at a fair value of $81,250 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  In addition, pursuant to the consulting agreement dated April 1, 2009, we were to issue 162,500 shares of our common stock monthly for a period of four months on a performance-basis, and at management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.   As of December 31, 2009, no additional shares of our common stock are issuable relating to this consulting agreement.

In April 2009, we issued 145,000 shares of our common stock for services. The shares were recorded at a fair value of $29,000 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  On April 3, 2009, we issued 16,000 shares of our common stock for cash at $0.20 per share for gross proceeds of $3,200.  On April 24, 2009, we issued 50,000 shares of our common stock for cash at $0.40 per share for gross proceeds of $20,000.  On April 15, 2009, we issued 16,221 shares of our common stock at $0.20 per share pursuant to the conversion of a related party promissory note with a principal balance of approximately $3,200 and in April 2009, we issued an additional 232,683 shares of our common stock pursuant to the conversion of a convertible promissory note and related accrued interest in the aggregate amount of $23,268 (See Note 4).

On May 19, 2009, we issued 1,333,333 shares of our common stock to a related party vendor for reduction of accounts payable of $100,000. The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter 2009.

On June 16, 2009, we issued 200,000 shares of our common stock for legal services. The shares were recorded at a fair value of $26,000 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  On June 23, 2009, we issued 15,625 shares of our common stock for cash at $0.32 per share for gross proceeds of $5,000.

In April 2009, we entered into a six-month software development services contract with Perfect Pixels Media Group, pursuant to which we agreed to issue shares of our common stock at an agreed upon rate of $0.50 per share for services to be provided under the agreement.  In the fourth quarter of 2009, 40,000 shares of our common stock were issuable under the terms of the agreement, which has terminated in accordance with its terms, for software development services valued at $20,000.

On October 1, 2009, we entered into a six-month business development services contract with Openbridge, pursuant to which we issued 650,000 shares of our common stock for services to be provided under the agreement.  The shares were recorded at their fair value of $65,000 based on the closing market price of our common stock on the date of issuance, and during the fourth quarter of 2009, we recognized $32,500 in operating expenses related to these shares, and the remaining $32,500 is recorded as prepaid expenses as of December 31, 2009.  In accordance with the terms of the agreement, an additional 650,000 shares are issuable on April 1, 2010 to be earned in equal monthly installments over the next six-month term of the agreement, and on April 1, 2010, we issued those shares, plus an additional 200,000 shares as a bonus for performance under the contract.  The 200,000 shares were fully vested on the date of issuance (See Note 9, Subsequent Events).

On October 9, 2009, we issued 1,000,000 units at $0.025 per unit for gross proceeds of $25,000, with each unit comprised of one share of our common stock and a two-year warrant to purchase two shares of our common stock at $0.10 per share.  The warrants were immediately exercisable.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.  The relative fair value of the common stock was determined to be $10,000 and the relative fair value of the warrants was determined to be $15,000 based on the relative fair value allocation of the proceeds received.

In November 2009, we issued 340,000 shares of our common stock to vendors in settlement of accounts payable in the aggregate amount of $46,000.

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2009.  In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2009.  In the fourth quarter 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009 was recorded to operating expenses in the fourth quarter of 2009.  An additional 205,000 shares of our common stock are issuable to the consultants for future services to be provided pursuant to the terms of the contracts, none of which had yet been earned as of December 31, 2009.

In the fourth quarter 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of December 31, 2009, none of the software development services had been utilized, and accordingly these costs are recorded as prepaid expenses in our balance sheet as of that date.

On December 4, 2009, we entered into an agreement with Fuselier Holdings I, Inc.  (“Fuselier Holdings”).  Under the terms of the agreement, Fuselier Holdings will negotiate with vendors on our behalf and settle certain accounts payable with shares of our common stock.  Fuselier Holdings is authorized under the agreement to settle accounts payable in incremental amounts up to $25,000, and negotiate settlement in shares of our common stock at a per share price determined by averaging the closing price of the previous three (3) full trading days as reported on the over-the-counter bulletin board (“OTCBB”) commencing on the day immediately preceding the day on which our stock is deemed to be freely tradable upon delivery to Fuselier Holdings (“Per Share Price Calculation”).  On December 4, 2009, we also entered into a consulting agreement with Dr. Jean Fuselier Sr., whereby we will issue shares of our common stock to Dr. Fuselier equal to the amount of the accounts payable settled, at a per share price determined in accordance with the Per Share Price Calculation.  In connection with these agreements, in December 2009, 382,848 shares of our common stock were issued or issuable to Dr. Fuselier for services, and 714,286 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable of $25,000.  In connection with the drafting of these agreements, we issued an additional 232,258 shares of our common stock to Dr. Fuselier for legal services in October 2009.   The fair value of the shares of $24,000 based on the closing price of our common stock on the date of issuance was recorded to operating expenses in the fourth quarter of 2009.

Stock Incentive Plans — In May 2009, our board of directors approved the 2009 Employee Stock Incentive Plan (the “2009 Plan”).  Under the 2009 Plan, up to 15,000,000 shares of our common stock may be issued to directors, employees or consultants pursuant to share awards or options to purchase our common stock.  We filed a Form S-8 on June 12, 2009 to register the shares of common stock issuable under the 2009 Plan.

At December 31, 2009, options to purchase up to 11,483,333 shares of our common stock were outstanding and 3,516,667 shares were available for future grants or awards under our Amended 2009 Plan.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years, based on the fair value on the grant date. The vesting period is deemed to be the requisite service period.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years ended December 31,
	2009	2008
Expected dividend yield	0%	*
Risk free interest rate	3.34%	*
Expected stock volatility	162%	*
Expected option life	6.1 years	*
Fair value of options granted	$0.09	*

* There were no option grants during the year ended December 31, 2008.

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

Option activity was as follows during the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2008	—	$—
Options granted	11,613	0.09
Options exercised	—	—
Options expired	—	—
Options forfeited	(130)	0.01
Options cancelled	—	—

Outstanding at December 31, 2009	11,483	$0.07	9.6 years	$545

Exercisable at December 31, 2009	4,670	$0.004	9.3 years	$222

As of December 31, 2009, we had approximately $400,400 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two and one third years.

The intrinsic value of stock options outstanding and exercisable at December 31, 2009 is based on the $0.05 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.05 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.05. The total fair value of options that vested during the year ended December 31, 2009, net of forfeitures, was approximately $485,000.   There were no options which vested during the year ended December 31, 2008.

Non-Employee Stock Option Grants — In June 2009, we issued options under our 2009 Plan to purchase 160,000 shares of our common stock at an exercise price of $0.13 per share to a consultant engaged in providing strategic advisory services to our company, of which options 30,000 were vested as of December 31, 2009.  The remaining options were forfeited by the consultant due to his termination.  The options are exercisable until December 31, 2010.  During the fourth quarter of 2009, we recorded expense of approximately $3,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13 (based on closing price on date of grant), volatility of 162%, risk free rate of 0.56%, expected term of 1.5 years, dividend yield of 0.0%.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our Chief Development Officer, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 2009, we recorded expense of approximately $108,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to Armada Capital, who is engaged in providing advisory services to the Company.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 2009, we recorded expense of approximately $108,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 to Brook Lang, who was engaged in providing management services to the Company and is now the Company’s CEO.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 2009, we recorded expense of approximately $162,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.    In addition, Mr. Lang was granted 7,500,000 options under his employment agreement as described in Note 6.

In July 2009, we issued options under our 2009 Plan to purchase 125,000 shares of our common stock at an exercise price of $0.10 per share to a consultant engaged in providing financial advisory services to our company, of which options 55,000 vested immediately and the remainder vest in equal monthly installments of 10,000 options through July 2010.  During the fourth quarter of 2009, we recorded expense of approximately $4,700 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.10, volatility of 162%, risk free rate of 3.01%, expected term of three years, dividend yield of 0.0%.   The options expire on July 21, 2014.

In July 2009, we issued options under our 2009 Plan to purchase 185,000 shares of our common stock at an exercise price of $0.13 per share to a consultant engaged in providing strategic advisory services to our company, of which options 65,000 were vested as of December 31, 2009 and the remainder vest in monthly installments of up to 15,000 options through August 2010 pursuant to the terms of the advisory services contract.  During the fourth quarter of 2009, we recorded expense of approximately $8,400 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13 (based on closing price on date of grant), volatility of 162%, risk free rate of 1.54%, expected term of three years, dividend yield of 0.0%.   The options expire on July 24, 2014.

In August 2009, we issued options under our 2009 Plan to purchase 83,333 shares of our common stock at an exercise price of $0.01 per share to a consultant engaged in providing strategic advisory services to our company, which options vest according to performance under the terms of the consulting agreement.  As the options were immediately vested on the date of grant, we recorded expense of approximately $12,500 during the fourth quarter of 2009 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.15, volatility of 162%, risk free rate of 1.78%, expected term of three years, dividend yield of 0.0%.   The options expire on August 15, 2014.

In August 2009, we issued options under our 2009 Plan to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to a consultant engaged in providing strategic advisory services to our company, of which options 20,000 vested immediately and the remainder vest in equal monthly installments of 5,000 options through August 2010 pursuant to the terms of the advisory services contract.  During the fourth quarter of 2009, we recorded expense of approximately $2,100 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.11, volatility of 162%, risk free rate of 1.78%, expected term of three years, dividend yield of 0.0%.   The options expire on August 10, 2014.

In January 2010, we issued options, pursuant to terms of a consulting agreement for software design services, to a consultant to purchase 55,000 shares of our common stock at an exercise price of $0.05 per share, of which options 10,000 vested immediately and the remainder vest in equal monthly installments of 5,000 options through September 2010 pursuant to the terms of the software design services contract (See Note 9, Subsequent Events).

Warrants — On January 26, 2009, we entered into an agreement with Newport Capital for broker relations services. Under the terms of the agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.80 and a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00, exercisable for two years.  The warrants vested immediately.  The warrants were recorded as expense in 2009 at their fair value of approximately $26,800, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.20 (based on recent stock sales), volatility of 162%, risk free rate of 0.47%, expected term of two years, dividend yield of 0.0%. We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.

As noted above, on October 9, 2009, we issued 1,000,000 units at $0.025 per unit for gross proceeds of $25,000, with each unit comprised of one share of our common stock and a two-year warrant to purchase two shares (2,000,000 total) of our common stock at $0.10 per share.  The warrants were immediately exercisable.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.

The following summarizes warrant activity during the year ended December 31, 2009 (in thousands):

Warrants outstanding, December 31, 2008	—
Warrants issued	2,200
Warrants exercised	—
Warrants expired	—

Warrants outstanding, December 31, 2009	2,200

Weighted average exercise price, December 31, 2009	$0.17

Note 6.   Related Party Transactions

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.

Prior to his employment agreement, we recorded management fees totaling $219,923 to the CEO for his services rendered during the year ended December 31, 2008.  At December 31, 2009 and 2008, approximately $302,000 and $94,000, which represented amounts due to our CEO were included in accounts payable - related parties on the accompanying balance sheet.

On June 15, 2009, we issued options under the 2009 Plan to purchase 1,500,000 shares of our common stock to our CEO outside of his employment agreement.  Options to purchase 1,000,000 shares of our common stock were immediately vested as of the date of grant.  The remainder vests in monthly installments of 41,667 through June 2010.  The options have a term of ten years.  On December 31, 2009, we issued options under the 2009 Plan to purchase 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.

We recorded software development costs totaling $165,469 for software development services provided by a company owned by our Chief Development Officer (“CDO”) for the year ended December 31, 2008.  On May 19, 2009, we issued 1,333,333 shares of our common stock to our Chief Development Officer for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  As discussed in Note 5, above, in June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our CDO, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 2009, we recorded expense of approximately $108,000 related to the fair value of the options. The options expire on May 15, 2019.  At December 31, 2009 and 2008, approximately $42,000 and $165,000, which represented amounts due to our CDO, were included in accounts payable – related parties on the accompanying balance sheet.

A stockholder has made non-interest bearing advances to us that are payable on demand.  Interest expense on these loans has been imputed at 6%, and $848 and $856 was charged to interest expense and credited to additional paid in capital for the years ended December 31, 2009 and 2008, respectively.

In September 2008 we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.

We are provided office space in Bellevue, Washington at no cost by our Chief Development Officer on a month-to-month basis.

Note 7.  Income Taxes

     Deferred income tax assets and related valuation allowances are as follows as of December 31 (in thousands):

Deferred tax assets:	2009	2008
Net operating loss carryforwards	$652	$362
Other	361	-
	1,013	362
Valuation allowance	(1,013)	(362)
Deferred tax assets, net of allowance	-	$-

The difference between taxes computed by applying the U.S. federal corporate tax rate of 34% and the actual income tax provisions in 2009 and 2008 is primarily the result of establishing a valuation allowance on the deferred tax assets. The valuation allowance increased approximately 651,000 and $145,000 during 2009 and 2008, respectively.

     At December 31, 2009, we had a net operating loss carryforwards for federal income tax reporting purposes of approximately $1.9 million, which are available to offset future taxable income, and expire beginning in 2029 if not otherwise utilized. Our ability to use such net operating losses is dependent on future taxable income and could be subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

Note 8.  Commitments and Contingencies

Acxiom Corporation — In February 2010, we entered into a database license agreement with Acxiom Corporation under which we will license their InfoBase-X telephone directories commencing February 5, 2010 for an initial term of six months (“Initial Term”).  Unless terminated, the license term automatically extends to a period of one year (“First One Year Term”), and will continue to automatically renew for successive one-year terms (“Renewal Term”) unless terminated by either party upon 30 days notice or for cause as defined in the agreement.  In consideration of the license grant, we will pay no fees for the Initial Term, and will pay annual minimum fees of $30,000 for the First One Year Term and any Renewal Term, payable monthly at a rate of $2,500 per month, plus certain additional per-click volume-based fees, based upon the following schedule:

Volume-
Based Fees
Up to 2,500,000	$-
2,500,001 – 5,000,000	0.010
5,000,001 – 7,500,000	0.008
7,500,001 – unlimited	-

infoUSA, Inc. — In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009. In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-day notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  The second year fees of $125,000 are payable in equal monthly installments of approximately $10,400 beginning April 15, 2010.

 Note 9 — Subsequent Events

In January 2010, 654,450 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $25,000 under the contract as previously discussed in Note 5, and 797,658 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $25,000.

In April 2010, we entered into a nine-month agreement with Radius Consulting for investor relations services.  Pursuant to the terms of the agreement, we will issue Radius Consulting 500,000 shares of our common stock, with 300,000 shares of our common stock issuable upon signing of the agreement and an additional 200,000 shares issuable as of June 30, 2010.

In January 2010, we issued options, pursuant to terms of a consulting agreement for software design services, to a consultant to purchase 55,000 shares of our common stock at an exercise price of $0.05 per share, of which options 10,000 vested immediately and the remainder vest in equal monthly installments of 5,000 options through September 2010 pursuant to the terms of the software design services contract.

In February 2010, 1,250,000 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $25,000 under the contract as previously discussed in Note 5, and 1,250,000 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $25,000.

In February 2010, we issued 133,333 shares of our common stock for legal services.

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our company stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.

On March 8, 2010, we entered into a promissory note with Loren Pace for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to Mr. Pace as loan fees under the terms of the promissory note.  In addition, we entered into an advisory services agreement with Mr. Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.

In March 2010, we entered into an agreement with Curing Capital Inc. for capital raising services.  Under the terms of the agreement, we issued Curing Capital 150,000 shares of our common stock upon signing.  Of the 150,000 shares, 75,000 are refundable in May 2010 if Curing Capital does not perform under the contract.  An additional 650,000 shares are issuable on a performance basis pursuant to the terms of the contract.  In any event, if Curing Capital secures financing for the Company of $1,000,000 or more, all 800,000 shares become immediately earned and issuable.  Curing Capital is also entitled to a 10% cash fee and 5% warrant coverage on qualified financings, such warrants to be two-year warrants with exercise price at 10% above the price of the qualified financing and be provided piggyback registration rights.

On March 19, 2010, we issued 1,000,000 shares of our common stock for cash at $0.10 per share for gross proceeds of $10,000.  On March 22, 2010, we issued 500,000 shares of our common stock for cash at $0.10 per share for gross proceeds of $5,000.  On March 25, 2010, we issued 1,000,000 shares of our common stock for cash at $0.10 per share for gross proceeds of $10,000.  On March 29, 2010, we issued 600,000 shares of our common stock for cash at $0.025 per share for gross proceeds of $15,000.

As of March 31, 2010, an additional 75,000 shares of our common stock were issuable pursuant to the terms of certain consulting contracts as previously discussed in Note 5.  In addition, options to purchase 691,360 shares of our common stock at an exercise price $0.001 (par value) were granted pursuant to our CEO’s employment contract as of March 31, 2010.  The options were fully vested on the date of grant.

On April 1, 2010, 650,000 shares were issuable pursuant to the terms of our contract with Openbridge, as previously discussed in Note 5, above, to be earned in equal monthly installments over the next six-month term of the agreement.  In addition to the 650,000 shares, which were issuable under the contract as of April 1, 2010, we issued an additional 200,000 shares as a bonus for performance under the contract.  The 200,000 shares were fully vested on the date of issuance.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PC, served as the independent public accountants from February 15, 2005, through the fiscal quarter ended September 30, 2009.  As previously reported in our Current Report on Form 8-K dated April 9, 2010, Peterson Sullivan LLP replaced Malone & Bailey, PC, as our independent public accountants and audited our financial statements for the fiscal year ended December 31, 2009.  During the years ended December 31, 2009 and 2008, and through April 9, 2010 (the date of appointment), the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Brook W. Lang, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  A discussion of the material weaknesses in our controls and procedures is described below.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)  Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Management’s Assessment

Management has determined that, as of the December 31, 2009, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2009, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of December 31, 2009, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•

Remediation.  In April 2010, we retained independent public accounting consultants to advise our company on improving internal controls and procedures.  In addition, we recently retained new legal counsel to advice on disclosure requirements and new independent registered public accountants to audit our financial statements.  Under the guidance of our CEO and new legal and financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.  In the second quarter of 2010, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2010.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•

Remediation.  We recently hired a new CEO and retained independent public accounting consultants to assist the company in meeting its control objects.

•

Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2010.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions.  The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•

Remediation.  As discussed above, we retained independent public accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2010.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2008 and 2009, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

•

All journal entries;

•

Periodic reconciliations of sub ledgers, balance sheet and income statement accounts;

•

Accrual of expenses;

•

Documents supporting the monthly, quarterly and annual general ledger closing process; and

•

Periodic financial reporting.

As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

•

Remediation.  As discussed above, we retained independent public accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2010.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at December 31, 2009, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•

Remediation.  As discussed above, we retained independent public accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2010.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2009.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended December 31, 2009.

•

Remediation.  We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above.  We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

•

Timing.  Due to lack of financial resources, management was unable to fully implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2010.

The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented.  The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well the oversight of our board of directors, and we may make additional changes to our internal controls and procedures.  Although we have undertaken the foregoing initiatives, in the future we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $25,000 for the year ended December 31, 2010.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended December 31, 2009, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages as of March 31, 2010, of each of our executive officers and directors:

Name	Age	Positions and Offices

Brook W. Lang	45	Chief Executive Officer of the Company since May 19, 2008, director since April 22, 2009

Brian Conte	49	Chief Development Officer of the Company since May 2008

Set forth below is biographical information concerning our executive officers and directors.

Brook W. Lang has served as our chief executive officer since May 8, 2008.  Mr. Lang is a seasoned executive with over 20 years of experience in sales and marketing, financial management, operations, and product development capacities in high tech industries. In several executive, senior executive, sales and business development, advisory, board and board advisory roles, Mr. Lang has conducted business domestically in the U.S. and internationally in Europe and Asia building company relationships and working with industry, trade and standards - setting organizations.  In 2002, Mr. Lang worked for T-Mobile, a leading provider of wireless telecommunications services.  In his position, he was directly responsible for $800 million in yearly acquisition revenue and co-managed a field sales-force of over 400 salespeople.  Prior to joining T-Mobile, in 1998, Mr. Lang founded and served as CEO of Infomove, and their spin-out division Biospin, a leading wireless technology company, growing the company from the intellectual property development phase to securing funding through to successful product launch.  In 2003, Mr. Lang worked through a company called L & S on several executive projects in the wireless industry, helping launch products and services to the wireless market in hardware, services, content, games, retail, distribution and enterprise markets.  In December of 2004, as part of these projects, Mr. Lang was actively recruited, together with some of his own intellectual property, to help lead Montavo, Inc., a wireless Location Based Services (“LBS”) mobile application company focused on the mobile search and advertising market.  Mr. Lang works closely with the technology team to develop and evolve the technologies and is responsible for marketing, distribution and branding for our applications, targeting national and regional brand advertisers and small to medium sized local advertisers.  Mr. Lang is also responsible for development of relationships with mobile software aggregators and global wireless carriers, to offer private labeled solutions and other mobile marketing solutions.   Mr. Lang holds a Bachelor’s degree in Business Administration from the University of Washington.

Brian Conte has served as our chief development officer since May 8, 2008.  Mr. Conte manages the development and technological aspects of our mobile applications and solutions.  He founded Fast Track Development in 1999 and has over 15 years of entrepreneurial experience and technology expertise. Mr. Conte was among the early employees of Microsoft, being the 225th employee hired, and managed the development of Microsoft's first browser in 1985 and later founded hDC/Express Systems, the first Windows software company.  Mr. Conte ran hDC, later named Express Systems, for 10 years before selling it to WRQ Inc. in 1996, where he remained as CTO until 1999.  Mr. Conte spearheaded the development of one of WRQ's most successful products, Express 2000, which generated more than $10 million in its first year.   In 2002, Mr. Conte launched a development company with an office in India which currently has 35+ employees, specializing in Microsoft.NET Development for desktop and mobile platforms.  Mr. Conte designed and developed Fast Track’s Home Automation product line, which won Electronic House’s 2006 “Best Home of the Year” award in its debut year and was featured on the Discovery Channel.  Mr. Conte holds a BSE in Electrical Engineering and Computer Science from Princeton University.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than thirteen (13) directors.  We currently have one (1) director on our board of directors (the “Board”):  Brook W. Lang.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

None.

Director or Officer Involvement in Certain Legal Proceedings

Except as otherwise indicated below, to the best of our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

One of our officers, Mr. Lang, backed funds that were to be paid to him by a partner company of ComRoad AG.  Comroad AG failed, and as such, he was required in 2002 to file a planned restructure bankruptcy.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officers or directors, is a party adverse to the Registrant, the Company or any of our subsidiaries or has a material interest adverse to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

Committees of the Board

We do not currently have a separately-designated nominating or compensation committee.  Due to the size of our company and the size of the Board, our Board performs the functions of these committees.

Audit Committee

We do not have a separately-designated audit committee.  The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Summary Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for each of the years ended December 31, 2009 and 2008 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brook W. Lang (1) Chief Executive Officer and Director	2009 2008	0 0	0 0	0 0	236,900(2) 0	0 0	0 0	323,400 (3) 220,000 (3)	560,300 220,000

Brian Conte(4) Chief Development Officer	2009 2008	0 0	0 0	0 0	108,000 (5) 0	0 0	0 0	0 0	108,000 0

(1)

On May 8, 2008, Brook W. Lang was appointed CEO and he was appointed to the Board of Directors on April 22, 2009.

(2)

Amount is the result of options to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 per share outside of his employment agreement.  Options to purchase 1,000,000 shares of our common stock were immediately vested as of the date of grant.  The remainder vests in monthly installments of 41,667 through June 2010.  The options have a term of ten years.  On December 31, 2009, we issued options under the 2009 Plan to purchase 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.  See Note 3 to Notes to Financial Statements for a description regarding the valuation methodology of stock based awards.

(3)

The company has retained a company called L & S, from which Mr. Lang receives compensation, for management services & expenses.  These management services and expenses incurred totaled approximately $323,000 in 2009 and $220,000 in 2008.

(4)

Brian Conte was appointed Chief Development Officer in May 2008.  Mr. Conte is compensated as a consultant.

(5)

Amount is the result of options to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share. Options to purchase 333,333 shares of our common stock were immediately vested as of the date of grant.  The remainder vests in monthly installments through beginning June 1, 2008 through June 2010.  The options have a term of ten years.

Narrative Disclosure to the Summary Compensation Table

Brook W. Lang Employment Agreement

In June 2009, we entered into an employment agreement (the “Lang Agreement”) with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in the company’s common stock on a fully diluted basis at 10% of the Company.

On December 31, 2009, we issued options under the 2009 Plan to purchase, over a five-year period, a total of 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.

In the event that Mr. Lang’s employment is terminated without cause or Mr. Lang chooses to terminate his employment for good reason or upon a change of control, all options granted to Mr. Lang pursuant to the Lang Agreement shall be fully vested and exercisable upon such termination at a price of nil and shall remain exercisable in accordance with the grant agreements.

In the event that Mr. Lang’s employment is terminated by Mr. Lang for good reason or for any reason by the Company other than cause, death or disability, Mr. Lang will receive an amount equal to two years of his specified base salary and all other bonuses and compensation at the rate in effect on the date of termination

Regardless of the nature of his separation from the company, Mr. Lang will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Brook W. Lang	1,250,000 1,000,000	250,000 (1) 6,500,000(2)	0	$0.001 $0.001	5/15/2019 12/31/2019	0	0	0	0

Brian Conte	833,333	166,667 (3)	0	$0.001	5/15/2019	0	0	0	0

(1)

The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.

(2)

The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.

(3)

The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, the names, addresses and number of shares of our common stock beneficially owned by (i) all stockholders known to us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.  For purposes of the following table, a person is deemed to have beneficial ownership of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus.  For purposes of computing the percentage of outstanding shares of our common stock held by each person, any shares that such person has the right to acquire within 60 days after the date of this prospectus are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them.  Unless otherwise indicated, the address of each person listed is c/o Montavo, Inc., 4957 Lakemont Blvd, Suite 239, Bellevue, Washington 98006.

Percentage ownership in the following table is based on 51,681,408 shares of common stock outstanding on March 31, 2010.

PRINCIPAL STOCKHOLDER TABLE

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common	Brook W. Lang	4,274,693(1)	8.3%
Common	Brian Conte	6,556,695(2)	12.9%
	All Officers and Directors as a Group	10,831,388	21.2%

(1)

Includes 4,274,693 shares of common stock issuable upon the exercise of options that vest within 60 days, including options to purchase 691,360 shares of common stock at an exercise price of $0.001 which were fully vested on the date of grant, or March 31, 2010.  Excludes 5,416,667 shares of common stock issuable upon the exercise of options that do not vest within 60 days.  Mr. Lang does not have voting and dispositive control over the shares held by Tracie Lang.

(2)

Consists of (i) 5,684,473 shares of common stock held of record and (ii) 972,222 shares of common stock issuable upon the exercise of options that vest within 60 days.  Excludes 27,778 shares of common stock issuable upon the exercise of options that do not vest within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

In 2005, we adopted the 2005 Stock Option Plan (“the 2005 Plan”).  The 2005 Plan provided for the granting of stock options to employees and consultants for services.  Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may be granted only to employees (including officers and directors who are also employees).  Nonqualified stock options (“NSO”) may be granted to employees and consultants.  We reserved 1,000,000 shares of common stock for issuance under the 2005 Plan.

In 2009, we adopted the 2009 Stock Incentive Plan for Employees and Consultants (the “2009 Plan”).  The 2009 Plan provided for the granting of stock options to employees and consultants for services rendered to the Company.  Options granted under the 2009 Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may be granted only to employees or consultants (including officers and directors who are also employees).  Nonqualified stock options may be granted to employees and consultants.  We reserved 15,000,000 shares of common stock for issuance under the 2009 Plan.

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	11,483,333	$0.07	3,516,667
Equity compensation plans not approved by security holders	-	-	0
Total	11,483,333	$0.07	3,516,667

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to his employment agreement, we recorded management fees totaling $219,923 to the CEO for his services rendered during the year ended December 31, 2008.  At December 31, 2009 and 2008, approximately $302,000 and $76,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

We recorded software development costs totaling $165,469 for software development services provided by a company owned by our Chief Development Officer (“CDO”) for the year ended December 31, 2008.  On May 19, 2009, we issued 1,333,333 shares of our common stock to our Chief Development Officer for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  At December 31, 2009 and 2008, approximately $42,000 and $165,500, which represented amounts due to our CDO, were included in accounts payable – related parties on the accompanying balance sheet.

A shareholder has made non-interest bearing advances to the Company that are payable on demand.  Interest expense on these loans has been imputed at 6%, and $848 and $856 was charged to interest expense and credited to additional paid in capital for the years ended December 31, 2009 and 2008, respectively.

In September 2008, we entered into a convertible promissory note with a shareholder in the principal amount of $25,000 with a stated interest rate of 12%.  The note is convertible at the option of the holder into shares of our common stock at $0.50 per share.

We are provided office space in Seattle, Washington at no cost by our Chief Development Officer on a month-to-month basis.

Director Compensation

We do not currently provide compensation to our directors for serving on our board of directors.

ITEM 14.  – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2009 was approximately $25,000.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2008 was approximately $28,000.

Audit-Related Fees

The aggregate audit related fees billed by our auditors for professional services rendered in connection with audit-related fees, including review of Forms 8-K, was approximately $12,000 for the year ended December 31, 2008.  We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended December 31, 2009.

Tax Fees

We were not billed any fees by our auditors for professional services for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2009 and 2008.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K, immediately following the signature page.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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

10.4	Asset Sale and Assignment Agreement (filed as Exhibit 10.3 to our Current Report on Form 8k filed with the SEC on August 29, 2008, and incorporated herein by reference).

10.5	Convertible Promissory Note dated August 28, 2008 (filed as Exhibit 10.4 to our Current Report on Form 8K filed with the SEC on August 29, 2008, and incorporated herein by reference).

10.6	Investment Agreement dated January 8, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8K filed with the SEC on January 19, 2010, and incorporated herein by reference)

10.7	Registration Rights Agreement dated January 8, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8K filed with the SEC on January 19, 2010, and incorporated herein by reference)

10.8	Employment Agreement Brook Lang*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTAVO, INC.

April 15, 2010

Brook W. Lang, Chief Executive Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010

By:

Name:

Brook Lang

Title:

Chief Executive Officer and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of the date of filing of this Annual Report on Form 10-K, we have not provided any annual report with respect to our last fiscal year or any proxy materials to our shareholders.  We intend to provide proxy materials to our shareholders with respect to our next annual meeting, and if we do so, we shall concurrently furnish such materials to the Securities and Exchange Commission.