Form 10-Q
period 2010-03-31
Montavo, Inc.
filed 2010-05-24
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	000-29397

MONTAVO, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0619528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4957 Lakemont Blvd. Suite 239, Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

425-747-5500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2010, 53,431,408 shares of the registrant’s common stock were outstanding.

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I

Financial Information

Page

Item 1.

Unaudited Financial Statements:

Condensed Balance Sheets as of March 31, 2010 (unaudited) and

December 31, 2009

Condensed Statements of Operations

(unaudited) for the three months ended

March 31, 2010 and 2009 and for the period

from inception to March 31, 2010

Condensed Statement of Stockholders’ Equity (Deficit) (unaudited)

        for the period from inception to March 31, 2010

Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009 and for the

period from inception to March 31, 2010

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 4T.

Controls and Procedures

Part II

Other Information

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Prepaid expenses and other assets	$129	$164

Total current assets	129	164

Total assets	$129	$164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$316	$327
Accounts payable - related parties	478	344
Note payable to related party	25	25
Accrued interest	4	3
Convertible debt, net of discount of $9 and $10, respectively	11	10
Note payable	7	-
Derivative liability for price adjustable convertible debt	2	4

Total current liabilities	843	713

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
99,000,000 shares authorized:
51,381,408 and 43,418,467 shares issued and outstanding, respectively	3,251	2,978
Deficit accumulated during the development stage	(3,965)	(3,527)

Total stockholders' equity (deficit)	(714)	(549)

Total liabilities and stockholders' equity (deficit)	$129	$164

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			December 23, 2004
			(Inception)
			To
	Three months ended March 31,		March 31,
	2010	2009	2010
	(in thousands, except share and per share data)

Operating expenses	$434	$190	$3,841

Loss from operations	(434)	(190)	(3,841)

Other income (expense):
Interest expense	(6)	(1)	(134)
Change in fair value liability for price adjustable
convertible debt	2	-	10

Total other expense	(4)	(1)	(124)

Net loss	$(438)	$(191)	$(3,965)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding used in
computing net loss per share - basic and diluted	44,905,429	36,619,401

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception to March 31, 2010

(Unaudited)

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Expense related to vesting of options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Expense related to vesting of options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Expense related to vesting of options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445
Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23
Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	2,978	(3,527)	(549)
Common stock issued or issuable for services in the first quarter of 2010	2,431,950	83	-	83
Common stock issued in settlement of accounts payable	2,180,991	59	-	59
Common stock issued for cash in the first quarter of 2010, net	3,250,000	40	-	40
Common stock issued as a fee for convertible notes payable	100,000	3	-	3
Expense related to vesting of options	-	88	-	88
Net loss	-	-	(438)	(438)
Balance March 31, 2010	51,381,408	$ 3,251	$ (3,965)	$ (714)

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			December 23, 2004
			(Inception)
			To
	Three months ended March 31,		March 31,
	2010	2009	2010
	(in thousands)
Operating activities:
Net loss	$(438)	$(191)	$(3,965)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	1	-	27
Imputed interest on stockholder advances	-	-	5
Share-based payments of consulting and other expenses	171	71	1,546
Shares issued for modification of debt terms or as fee	3	-	41
Shares issued in excess of liabilites converted (accounted for as compensation)	-	-	85
Excess share value issued for conversion of accounts payable-related party	-	-	73
Change in derivative liability for price adjustable convertible debt	(2)	-	6
Impairment loss on patent pending and software developed for internal use	-	-	400
Changes in operating assets and liabilities
Prepaid expenses and other assets	35	-	(129)
Accounts payable and accrued expenses	(2)	(24)	426
Accounts payable - related party	134	40	525
Accrued interest	1	1	47
Net cash used in operating activities	(97)	(103)	(913)
Investing activities:
Investment in patent	-	-	(45)
Net cash used in investing activities	-	-	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	-	-	25
Proceeds from sale of stock under Fuselier Holdings agreement (used to settle
accounts payable)	50	-	50
Stockholder contributions to capital	-	3	22
Proceeds from issuance of notes payable	13	15	665
Principal payments on notes payable	(6)	-	(114)
Proceeds from sale of common shares	40	85	310
Net cash provided by financing activities	97	103	958
Net decrease in cash	-	-	-
Cash - beginning of the period	-	2	-
Cash - end of the period	$-	$2	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$-	$33	$355
Shares retained by North Coast in reverse merger	$-	$-	$264
Shares issued to convert North Coast note payable and accrued interest	$-	$-	$354
Shares issued to convert accounts payable, accrued interest and notes payable	$-	$15	$864
Additional shares issued to Montavo stockholders in merger	$-	$-	$10
Shares issued in settlement of accounts payable	$9	$-	$183
Beneficial conversion feature - notes payable	$-	$-	$37

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2010 and 2009 and for the period from inception to March 31, 2010 (Unaudited)

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

We are a development stage company in the process of developing a mobile Location Based Services (“LBS”) marketing and mobile advertising platform solution for wireless carriers, mobile handset manufacturers, wireless carrier/device software aggregators, personal navigation device (“PND”) manufacturers, and vehicle manufacturers. We have two patents pending filed for our “method and distribution system for location based wireless presentation of electronic coupons” technology and “system and method of delivering ads”.

Note 2.  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had a deficit accumulated during the development stage of approximately $4.0 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $0.7 million and no cash.

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

                 To attain profitable operations, management’s plan is to execute its strategy of (i) continuing the development of our proprietary mobile marketing solution; (ii) building additional strategic partnerships with technology partners; (iii) building strategic partnerships with premier advertising inventory partners; and (iv) executing sales relationships with national and global brands in order to drive profitability.   We will continue to be dependent on outside capital to fund our operations for the foreseeable future, and continue to be involved in discussions and negotiations with investors in order to raise additional funds to provide sufficient working capital for operations with a near-term goal of generating positive cash flow from operations.  Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

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

Financial Instruments and Fair Value —Our financial instruments consist of cash, accounts payable and accrued liabilities accounts payable -  related parties, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than accounts payable - related parties and note payable to related party approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to related party and accounts payable - related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the derivative liability for price adjustable convertible debt. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Balance at March 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable convertible debt	$2	—	—	$2

Total financial liabilities at fair value	$2	—	—	$2

The following table is a roll forward for the three months ended March 31, 2010 of the fair value liability of price adjustable convertible debt, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$4
Change in fair value included in net loss	(2)

Ending balance at March 31, 2010	$2

The derivative liability arose during September 2009, and accordingly there is no disclosure for the three months ended March 31, 2009.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for all periods presented (in thousands):

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $1,000, nil and $27,000 during the three months ended March 31, 2010, 2009 and the period from inception to March 31, 2010, respectively.

 Share-Based Payments—We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices for periods after October 1, 2009 and at prices of recent cash transactions for periods prior.  We use the Black-Scholes option-pricing model as our method of valuation for share-based awards. Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award (if the use of expected stock price volatility over the term of the award has a material impact on the financial statements) and historical and projected exercise behaviors.   The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years (deemed to be the service period), based on the fair value of such share-based awards on the grant date.

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

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.  Interest expense related to this note was not material in the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010.

On January 16, 2009, we entered into a convertible promissory note for $4,950 at a stated interest rate of 5% per annum.  On January 16, 2009, we entered into a convertible promissory note for $5,000 at a stated interest rate of 7% per annum. On January 26, 2009, we entered into a convertible promissory note for $5,062 at a stated interest rate of 5%. In April 2009, we entered into a convertible promissory note to a related party for $3,200 at a stated interest rate of 5% per annum. The notes and related accrued interest were convertible into shares of our common stock at $0.20 per share at the option of the holder. The convertible notes when issued included a beneficial conversion feature because they allowed the holders to acquire shares of our common stock at an effective conversion price that was less than the fair value per common share at issuance.  The discount on the convertible notes payable related to the beneficial conversion feature was valued at approximately $14,000, and was recognized as interest expense related to the amortization of the beneficial conversion feature during 2009.  In March 2009, the first three notes discussed above were converted into 75,060 shares of common stock at a conversion rate of $0.20 per share.  On April 15, 2009, we issued 16,221 shares of our common stock at $0.20 per share pursuant to the conversion of a related party promissory note with a principal balance of approximately $3,200.

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion or exercise price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 162%, risk free rate of 3.4%, expected life of 1 year, dividend rate of 0%.

On March 1, 2010, we entered into a promissory note with John Formacola for $7,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.

On March 8, 2010, we entered into a promissory note with Loren Pace for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to Mr. Pace as loan fees.  The loan was repaid in March 2010.  In addition, we entered into an advisory services agreement with Mr. Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  As of March 31, 2010, 12,500 shares of our common stock were issuable to Mr. Pace under the terms of the agreement.  Based upon the closing price of our common stock as of March 31, 2010, the expense related to the shares was not material.

Note 5.  Stockholders’ Equity (Deficit)

Preferred Stock — On August 28, 2008, our stockholders approved an increase in the number of authorized shares of our preferred stock from 1,000,000 to 5,000,000 shares.  Our board of directors has the authority, without action by the stockholders, to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. No shares of preferred stock have been designated or issued.  On May 19, 2010, a Certificate of Amendment was filed giving effect to the increase in the number of authorized preferred shares to 25,000,000.

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

On August 28, 2008, our stockholders approved an increase in the number of authorized shares of our common stock from 20,000,000 to 99,000,000.  A Certificate of Amendment was filed May 19, 2010, giving effect to the increase in the number of authorized common shares to 400,000,000.

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

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of March 31, 2010 or December 31, 2009.

In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of March 31, 2010 or December 31, 2009.

In 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009 was recorded to operating expenses in 2009.

In 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of March 31, 2010 and December 31, 2009, none of the software development services had been utilized, and accordingly these costs are recorded as prepaid expenses in our balance sheet as of those dates.

On December 4, 2009, we entered into an agreement with Fuselier Holdings I, Inc.  (“Fuselier Holdings”).  Under the terms of the agreement, Fuselier Holdings will negotiate with vendors on our behalf and settle certain accounts payable in exchange for shares of our common stock.  We receive cash under the terms of the agreement from Fuselier Holdings, and such cash is used to settle certain accounts payable at our discretion.  Fuselier Holdings is authorized under the agreement to settle accounts payable in incremental amounts up to $25,000, and negotiate settlement in shares of our common stock at a per share price determined by averaging the closing price of the previous three (3) full trading days as reported on the over-the-counter bulletin board (“OTCBB”) commencing on the day immediately preceding the day on which our stock is deemed to be freely tradable upon delivery to Fuselier Holdings, or a mutually agreed upon price (“Per Share Price Calculation”).  On December 4, 2009, we also entered into a consulting agreement with Dr. Jean Fuselier Sr., whereby we will issue shares of our common stock to Dr. Fuselier equal to the amount of the accounts payable settled, at a per share price determined in accordance with the Per Share Price Calculation.  In connection with these agreements, in December 2009, 382,848 shares of our common stock were issued or issuable to Dr. Fuselier for services, and 714,286 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable of $25,000.  In connection with the drafting of these agreements, we issued an additional 232,258 shares of our common stock to Dr. Fuselier for legal services in October 2009.   The fair value of the shares of $24,000 based on the closing price of our common stock on the date of issuance was recorded to operating expenses in the fourth quarter of 2009. In January 2010, 654,450 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $25,000 under the contract as previously discussed above, and 797,658 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $25,000.  In February 2010, 1,250,000 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $25,000 under the contract as previously discussed above, and 1,250,000 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $25,000.

In January 2010, we issued 400,000 shares of our common stock for $20,000 in legal services.  In February 2010, we issued 133,333 shares of our common stock for approximately $9,000 of legal services to settle accounts payable.

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our company stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.  As of March 31, 2010, 40,000 shares of our common stock were issuable under the agreement, and we recorded $10,000 in related operating expense.

In March 2010, in connection with the promissory note transaction described in Note 4, we also entered into an advisory services agreement with Loren Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  As of March 31, 2010, 12,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of $375 during the three months ended March 31, 2010 related to the value of the shares based on the closing price of our common stock on March 31, 2010.

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  An additional 30,000 shares are issuable to one of the consultants under the terms of the contract in the second quarter of 2010.

In March 2010, we entered into an agreement with Curing Capital Inc. for capital raising services.  Under the terms of the agreement, we issued Curing Capital 150,000 shares of our common stock upon signing.  Of the 150,000 shares, 75,000 are refundable in May 2010 if Curing Capital does not perform under the contract.  An additional 650,000 shares are issuable on a performance basis pursuant to the terms of the contract.  In any event, if Curing Capital secures financing for the Company of $1,000,000 or more, all 800,000 shares become immediately earned and issuable.  Curing Capital is also entitled to a 10% cash fee and 5% warrant coverage on qualified financings, such warrants to be two-year warrants with exercise price at 10% above the price of the qualified financing and be provided piggyback registration rights.  On March 19, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 22, 2010, we issued 500,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $5,000.  On March 25, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 29, 2010, we issued 600,000 shares of our common stock for cash at $0.025 per share for gross proceeds of $15,000.

Stock Incentive Plans — In May 2009, our board of directors approved the 2009 Employee Stock Incentive Plan (the “2009 Plan”).  Under the 2009 Plan, up to 6,000,000 shares of our common stock may be issued to directors, employees or consultants pursuant to share awards or options to purchase our common stock.  We filed a Form S-8 on June 12, 2009 to register the shares of common stock issuable under the 2009 Plan.  On February 11, 2010, we amended our 2009 Plan and filed a revised Form S-8 increasing the number of reserved shares to 15,000,000.  On May 7, 2010, we again amended our 2009 Plan and filed a subsequent revision to the Form S-8, increasing the number of reserved shares to 35,000,000.

Stock Options — Stock options to purchase shares of our common stock are granted under our 2009 Plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

As of March 31, 2010, we had granted options to purchase stock that exceeded the stock reserved under the 2009 Plan.  While some of the options granted have not yet vested, as discussed above, we subsequently amended the 2009 Plan and increased the number of shares reserved under the 2009 Plan, to ensure there are sufficient shares available if all options granted are vested and exercised.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years, based on the fair value on the grant date. The vesting period is deemed to be the requisite service period.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2009 Plan and certain employment agreements we have with key officers).

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2010	2009
Expected dividend yield	0%	*
Risk free interest rate	3.27%	*
Expected stock volatility	162%	*
Expected option life	5.3 years	*
Fair value of options granted	$0.03	*

* There were no option grants during the three months ended March 31, 2009.

Option activity was as follows during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2009	11,483	$0.07
Options granted	746	0.005
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Options cancelled	—	—

Outstanding at March 31, 2010	12,229	$0.09	9.3 years	$343

Exercisable at March 31, 2010	4,670	$0.004	9.1 years	$170

As of March 31, 2010, we had approximately $335,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two and one third years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2010 is based on the $0.03 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.03 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.03. The total fair value of options that vested during the three months ended March 31, 2010, net of forfeitures, was approximately $88,000.   There were no options which vested during the three months ended March 31, 2009.

Non-Employee Stock Option Grants — In March 2010, we granted options under our 2009 Plan to purchase 691,360 shares of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  As the options were fully vested on the date of grant as described in Note 6, we recognized immediate expense of approximately $21,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.03, volatility of 162%, expected term of 5.75 years, risk free rate of 3.4%, dividend yield of 0.0%.  The options expire on March 31, 2020.

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

The following summarizes warrant activity during the three months ended March 31, 2010 (in thousands):

Warrants outstanding, December 31, 2009	2,200
Warrants issued	—
Warrants exercised	—
Warrants expired	—

Warrants outstanding, March 31, 2010	2,200

Weighted average exercise price, March 31, 2010	$0.17

Note 6.   Related Party Transactions

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  As a result of this provision, as previously discussed at Note 5, options to purchase 691,360 shares of our common stock at an exercise price of $0.001 were granted pursuant to our CEO’s employment contract as of March 31, 2010.  The options were fully vested on the date of grant.

Prior to his employment agreement, we recorded management fees totaling $219,923 to the CEO for his services rendered during the year ended December 31, 2008.  At March 31, 2010 and December 31, 2009, approximately $362,000 and $302,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

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

On May 19, 2009, we issued 1,333,333 shares of our common stock to our Chief Development Officer (“CDO”) for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  As discussed in Note 5, above, in June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our CDO, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  The options expire on May 15, 2019.  At March 31, 2010 and December 31, 2009, approximately $116,000 and $42,000, which represented amounts due to a company owned by our CDO, were included in accounts payable – related parties on the accompanying balance sheet.

In September 2008 we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.

We are provided office space in Seattle, Washington at no cost by our Chief Development Officer on a month-to-month basis.

Note 7.  Income Taxes

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the estimated change in valuation allowance more likely to result due to taxable losses anticipated for the applicable fiscal year.

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

Robert Half International —In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91.  We have included the judgment, net of payment of approximately $15,000,  in accounts payable at March 31, 2010 and at approximately $87,000 in December 31, 2009.

Note 9.  Subsequent Events

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

On April 15, 2010, we entered into a promissory note with Loren Pace for $3,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On April 15, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to Mr. Pace as loan fees.

In April 2010, we amended our agreement with Fuselier Holdings, previously described in Note 5, such that if our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Fuselier Holdings at a per share price of $0.02 rather than the price determined in accordance with the Per Share Price Calculation.   In addition, we agreed that, for a period of 180 days after the date of issuance, should Fuselier Holdings sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Fuselier Holdings or pay cash such that the amount received by Fuselier Holdings is equal to $8,000.  In April 2010, we also amended our consulting agreement with Dr. Jean Fuselier, previously described in Note 5, such that if our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Dr. Jean Fuselier equal to the amount of the accounts payable settled, at a per share price of $0.02 rather than the price determined in accordance with the Per Share Calculation.  In addition, we agreed that, for a period of 180 days after the date of issuance, should Dr. Fuselier sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Dr. Jean Fuselier or pay cash such that the amount received by Dr. Fuselier is equal to $8,000.  The amendments to the Fuselier Holdings agreement and the Dr. Jean Fuselier consulting agreement were only applicable to the April 2010 settlement of $8,000 in accounts payable and not to future or past Fuselier Holdings or Dr. Jean Fuselier consulting agreement transactions.   In April 2010, 400,000 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $8,000 under the amended contract, and 400,000 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $8,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Statements contained herein may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:   (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the appeal and acceptance of our planned products and service offerings; (3) the success or failure of our development of additional products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to secure suitable advertising inventory partners; (6) our ability to effectively market and sell our services to new customers; (7) changes in the rules and regulations governing our business; (8) the intensity of competition; and (9) general economic conditions.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise. The following discussion and analysis should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Report.

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

Recent Developments

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

Liquidity, Capital Resources and Going Concern

                   We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2010, we had a deficit accumulated in the development stage of approximately $4.0 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of $0.7 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

                   We used cash of approximately $47,000, $103,000 and $863,000 in our operating activities in the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

                   Our investing activities used cash of approximately nil, nil and $45,000 in the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010, respectively. Changes in cash from investing activities are due to investment in patent.  We no longer capitalize our patent expenditures.

Our financing activities provided cash of approximately $47,000, $103,000 and $908,000 in the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable.

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

On March 1, 2010, we entered into a promissory note with John Formacola for $7,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.

On March 8, 2010, we entered into a promissory note with Loren Pace for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to Mr. Pace as loan fees under the terms of the promissory note.  The promissory note was repaid in cash on March 19, 2010.  In addition, we entered into an advisory services agreement with Mr. Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.

In March 2010, we issued an aggregate of 3,250,000 shares of our common stock for cash for net proceeds of $40,000.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2009 and 2008, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit.  These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comparison of the Three Months Ended March 31, 2010, to the Three Months Ended March 31, 2009

We had no revenues in the three months ended March 31, 2010 and 2009, and the period from inception to March 31, 2010.  In the three months ended March 31, 2010 and 2009, and the period from inception to March 31, 2010, we incurred net losses of approximately $438,000, $191,000 and $3,965,000, respectively.  Operating expenses increased to $434,000 in the three months ended March 31, 2010, from $190,000 in the three months ended March 31, 2009, due primarily to increased professional fees, including accounting, legal and consulting, which increased from approximately $132,000 in the prior year to approximately $337,000 in the current year.  Included in professional fees are approximately $70,000 in software development expenses and $87,000 in legal expenses in the current year compared with nil in the prior year.  In the current year, we expense all software development services and patent legal costs when incurred, as compared with prior year in which they were capitalized.  During the fourth quarter, we recorded an impairment loss of $400,000 related to the write off of patent and software development costs.  In addition, in the current year, we recorded approximately $88,000 in stock-based compensation expense.  There was no stock-based compensation expense recognized during the three months ended March 31, 2009.

We expect that operating expenses will continue to increase in 2010 as we implement our growth strategy.

Interest expense increased from $1,000 in the prior year to $6,000 in the current year, due to the amortization of the beneficial conversion feature recorded related to convertible note payable and the additional notes payable during 2010.

Off-Balance Sheet Arrangements

                   As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Brook W. Lang, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the first fiscal quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10K, filed with the Commission on April 15, 2010, we are involved in one legal action.  In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91.  We have included the judgment in accounts payable at March 31, 2010, net of payment of $15,000, and at December 31, 2009 at approximately $87,000, respectively.  As of March 31, 2010, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2010 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

In January 2010, we issued 400,000 shares of our common stock for $20,000 in legal services.  In February 2010, we issued 133,333 shares of our common stock for approximately $9,000 of legal services recorded in accounts payable.

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our company stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.  As of March 31, 2010, 20,000 shares of our common stock were issuable under the agreement, and we recorded $10,000 in related operating expense.

In March 2010, in connection with the promissory note transaction described in Note 4, we also entered into an advisory services agreement with Loren Pace, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  As of March 31, 2010, 12,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of $375 during the three months ended March 31, 2010 related to the value of the shares based on the closing price of our common stock on March 31, 2010.

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

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  An additional 30,000 shares are issuable to one of the consultants under the terms of the contract in the second quarter of 2010.

On March 19, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 22, 2010, we issued 500,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $5,000.  On March 25, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 29, 2010, we issued 600,000 shares of our common stock for cash at $0.025 per share for gross proceeds of $15,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 2010

MONTAVO, INC.

By:  /s/ Brook W. Lang

       Chief Executive Officer, Chief Financial Officer,

       and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.