Form 10-Q
period 2010-06-30
Montavo, Inc.
filed 2010-08-23
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  x    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ¨     Accelerated filer  ¨     Non-accelerated filer  ¨      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☒

As of August 13, 2010, 58,403,908 shares of the registrant’s common stock were outstanding.

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I

Financial Information

Page

Item 1.

Unaudited Financial Statements:

Condensed Balance Sheets as of June 30, 2010 (unaudited) and

December 31, 2009

Condensed Statements of Operations

(unaudited) for the three and six months ended

June 30, 2010 and 2009 and for the period

from inception to June 30, 2010………………………

Condensed Statement of Stockholders’ Equity (Deficit) (unaudited)

        for the period from inception to June 30, 2010………………………

Condensed Statements of Cash Flows (unaudited) for the six

months ended June 30, 2010 and 2009 and for the

period from inception to June 30, 2010

Notes to Condensed Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 4.

Controls and Procedures

Part II

Other Information

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Prepaid expenses and other assets	$105	$164

Total current assets	105	164

Total assets	$105	$164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$349	$327
Accounts payable - related parties	524	344
Note payable to stockholder	25	25
Accrued interest	6	3
Convertible debt, net of discount of $24 and $10, respectively	36	10
Note payable	3	-
Derivative liability for price adjustable convertible debt	42	4

Total current liabilities	985	713

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 and 5,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively,
and no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
400,000,000 and 99,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively: 56,373,908 and 43,418,467
shares issued and outstanding, respectively	3,425	2,978
Deficit accumulated during the development stage	(4,305)	(3,527)

Total stockholders' equity (deficit)	(880)	(549)

Total liabilities and stockholders' equity (deficit)	$105	$164

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					December 23, 2004
					(Inception)
	Three months ended June 30,		Six months ended June 30, 2010		To
		2009		2009	June 30,
	2010	(RESTATED)	2010	(RESTATED)	2010
	(in thousands, except share and per share data)

Operating expenses	$309	$644	$743	$834	$4,150

Loss from operations	(309)	(644)	(743)	(834)	(4,150)

Other income (expense):
Interest expense	(25)	(38)	(31)	(40)	(159)
Change in fair value liability for price adjustable
convertible debt	(6)	-	(4)	-	4

Total other expense	(31)	(38)	(35)	(40)	(155)

Net loss	$(340)	$(682)	$(778)	$(874)	$(4,305)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average shares outstanding used in
computing net loss per share - basic and diluted	52,813,194	38,512,337	48,881,156	37,585,402

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception to June 30, 2010

(Unaudited)

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Expense related to vesting of options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Expense related to vesting of options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Expense related to vesting of options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445
Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23

Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	2,978	(3,527)	(549)
Common stock issued or issuable for services in the first quarter of 2010	2,431,950	83	-	83
Common stock issued or issuable for services in the second quarter of 2010	4,092,500	83	-	83
Warrants issued for services	-	3	-	3
Common stock issued in settlement of accounts payable and for cash	2,980,991	67	-	67
Common stock issued for cash in the first quarter of 2010, net	3,250,000	40	-	40
Common stock issued as a fee for convertible notes payable	200,000	5	-	5
Expense related to vesting of options	-	166	-	166
Net loss	-	-	(778)	(778)
Balance June 30, 2010	56,373,908	$ 3,425	$ (4,305)	$ (880)

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			December 23, 2004
			(Inception)
	Six months ended June 30,		To
		2009	June 30,
	2010	(RESTATED)	2010
	(in thousands)
Operating activities:
Net loss	$(778)	$(874)	$(4,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	20	37	46
Imputed interest on stockholder advances	-	1	5
Share-based payments of consulting and other expenses	335	537	1,710
Shares issued for modification of debt terms or as fee	5	-	43
Shares issued in excess of liabilites converted (accounted for as compensation)	-	-	85
Excess share value issued for conversion of accounts payable-related party	-	73	73
Change in derivative liability for price adjustable convertible debt	4	-	12
Impairment loss on patent pending and software developed for internal use	-	-	400
Changes in operating assets and liabilities
Prepaid expenses and other assets	59	(17)	(105)
Accounts payable and accrued expenses	31	162	459
Accounts payable - related party	180	(74)	571
Accrued interest	3	1	49
Net cash used in operating activities	(141)	(154)	(957)
Investing activities:
Investment in patent	-	(7)	(45)
Net cash used in investing activities	-	(7)	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	-	-	25
Proceeds from sale of stock under Fuselier Holdings agreement (used to settle
accounts payable)	58	-	58
Stockholder contributions to capital	-	5	22
Proceeds from issuance of notes payable	56	41	708
Principal payments on notes payable	(13)	-	(121)
Proceeds from sale of common shares	40	113	310
Net cash provided by financing activities	141	159	1,002
Net decrease in cash	-	(2)	-
Cash - beginning of the period	-	2	-
Cash - end of the period	$-	$-	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$-	$46	$355
Shares retained by North Coast in reverse merger	$-	$-	$264
Shares issued to convert North Coast note payable and accrued interest	$-	$18	$354
Shares issued to convert accounts payable, accrued interest and notes payable	$-	$41	$864
Additional shares issued to Montavo stockholders in merger	$-	$-	$10
Shares issued in settlement of accounts payable	$9	$173	$183
Beneficial conversion feature - notes payable	$-	$37	$37

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010 and 2009 and for the period from inception to June 30, 2010 (Unaudited)

Note 1.  Business and Organization

We were incorporated under the laws of the State of Delaware on April 20, 1994. From our incorporation and until December 13, 2004, we had no operating history other than organizational matters. On December 13, 2004, we acquired all of the issued and outstanding capital stock of Trans Media Inc. (“Trans Media”), a Wyoming corporation (inception occurred on December 23, 2004).  The acquisition was consummated pursuant to a Plan of Arrangement and Share Exchange Agreement, dated September 29, 2004, whereby Trans Media became our wholly owned subsidiary.  This transaction is commonly referred to as a “reverse acquisition”, in which all of the outstanding capital stock of Trans Media was effectively exchanged for a controlling interest in our stock. This type of transaction is considered to be a recapitalization rather than a business combination.  Accordingly, for accounting purposes, no goodwill or other intangible assets were recorded.

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

We are a development stage company in the process of deploying an advanced mobile marketing and advertising solution. We have two patents pending filed for our “method and distribution system for location based wireless presentation of electronic coupons” technology and “system and method of delivering ads”.

Note 2.  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, we had a deficit accumulated during the development stage of approximately $4.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At June 30, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $0.9 million and no cash.

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

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Restatement of June 30, 2009 Financial Information

As reported in our Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on April 29, 2010, our management determined it was necessary to restate our unaudited interim financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009, and for the period from inception to June 30, 2009, which were included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Management has determined that the Second Quarter 2009 Financial Statements did not give effect to options granted during the three months ended June 30, 2009, to purchase an aggregate of 2,363,334 shares of our common stock, resulting in an approximately $306,000 understatement in operating expenses and in common stock and additional paid-in capital.  In addition, the Second Quarter 2009 Financial Statements did not give effect to 145,000 shares issued or issuable to consultants for services during the three months ended June 30, 2009, valued at approximately $23,000, resulting in a related understatement of operating expenses and common stock and additional paid-in capital.  Further, the Second Quarter 2009 Financial Statements did not reflect excess share value issued for conversion of accounts payable – related party of approximately $73,000, which was incorrectly recorded in the three months ended September 30, 2009 rather than the three months ended June 30, 2009. These errors had a material impact on our statements of operations and statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2009, and for the period from inception to June 30, 2009, but had no net effect on our balance sheet (except for the deficit accumulated during the development stage and common stock and additional paid-in capital) or statements of cash flows (except for net loss and share-based payments). The accompanying Second Quarter 2009 Financial Statements have been restated to give effect to correction of these errors, which together have the effect of increasing operating expenses and loss from operations by approximately $402,000 and increasing net loss by the same amount for the three and six months ended June 30, 2009 and the period from inception to June 30, 2009, with an increase of $0.01 in net loss per share for both the three and six months ended June 30, 2009.

Management intends to file our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009 to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 originally filed with the U.S. Securities and Exchange Commission on September 15, 2009, to correct the following items:

1.

Part I, Item 1:  Financial Statements and Notes to Financial Statements.

2.

Part I, Item 2:  Management Discussion and Analysis of Financial Condition and Results of Operations.

3.

Part I, Item 4T:  Controls and Procedures.

as soon as is practicable.  However, due to financial constraints, and due to the timing of the issuance of this Quarterly Report on Form 10-Q, we are including the restated amounts in this report.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in preparation of our financial statements include estimates for valuation of equity related instruments and valuation allowance for deferred income tax assets.

 Cash — On occasion, we maintain balances in excess of federal insurance limits.

Financial Instruments and Fair Value —Our financial instruments consist of cash, accounts payable, accrued liabilities, accounts payable -  related parties, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than accounts payable - related parties and note payable to stockholder approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to stockholder and accounts payable - related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the derivative liability for price adjustable convertible debt. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Balance at June 30, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable convertible debt	$42	—	—	$42

Total financial liabilities at fair value	$42	—	—	$42

The following table is a roll forward for the six months ended June 30, 2010 of the fair value liability of price adjustable convertible debt, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$4
Fair value liability recorded for price adjustable convertible debt	34
Change in fair value included in net loss	4

Ending balance at June 30, 2010	$42

The derivative liability and related convertible debt arose during September 2009 and May 2010, and accordingly there is no disclosure for the three and six months ended June 30, 2009.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for all periods presented (in thousands), as of June 30:

	2010	2009
Convertible note	200	-
Stock options	12,969	3,530
Warrants	2,500	200
Total	15,669	3,730

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. The shares issuable under the note are included in the table above at the stated conversion rate of $0.10.

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note is due, unless previously converted, on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%.  The shares issuable under the note are excluded from the table above as the note is convertible at a variable conversion price.  See Note 4.

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $20,000, nil and $37,000 during the six months ended June 30, 2010, 2009 and the period from inception to June 30, 2010, respectively.

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

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.  Interest expense related to this note was not material in the three months ended June 30, 2010 and 2009 and the period from inception to June 30, 2010.

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

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 162%, risk free rate of 3.4%, expected life of 1 year, dividend rate of 0%.  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.42%, expected life of 0.75 year, dividend yield of 0.0%.

On March 1, 2010, we entered into a promissory note for $7,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.  We repaid the promissory note in May 2010.

On March 8, 2010, we entered into a promissory note for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to the holder as loan fees.  The loan was repaid in March 2010.

On April 15, 2010, we entered into a promissory note for $3,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On April 15, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to the holder as loan fees.

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note is due, unless previously converted, on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $34,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.22%, expected life of 0.4 year, dividend yield of 0.0%.

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

In April 2009, we issued 325,000 shares of our common stock to Wakabayashi Fund LLC for investor relations services.  The shares were recorded at a fair value of $81,250 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  In addition, pursuant to the consulting agreement dated April 1, 2009, we were to issue 162,500 shares of our common stock monthly for a period of four months on a performance-basis, and at management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.   As of June 30, 2010, no additional shares of our common stock are issuable relating to this consulting agreement.

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

On October 1, 2009, we entered into a six-month business development services contract with Openbridge, pursuant to which we issued 650,000 shares of our common stock for services to be provided under the agreement.  The shares were recorded at their fair value of $65,000 based on the closing market price of our common stock on the date of issuance, and during the fourth quarter of 2009, we recognized $32,500 in operating expenses related to these shares, and the remaining $32,500 was recorded in operating expenses during the three months ended March 31, 2010.  In accordance with the terms of the agreement, an additional 650,000 shares were issued in April 2010 to be earned in equal monthly installments over the next six-month term of the agreement, plus an additional 200,000 shares as a bonus for performance under the contract.  We recorded the 650,000 shares at their fair value of $10,725 based on the closing market price of our common stock on the date of issuance and during the three months ended June 30, 2010, we recorded $5,400 in operating expenses related to these shares. The 200,000 shares were fully vested on the date of issuance and we recorded $3,300 in operating expenses based on the closing market price of our common stock on the date of issuance.

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

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2010 or December 31, 2009.

In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2010 or December 31, 2009.

In 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009 was recorded to operating expenses in 2009.

In 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of June 30, 2010 and December 31, 2009, none of the software development services had been utilized, and accordingly these costs are recorded as prepaid expenses in our balance sheet as of those dates.

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

In April 2010, we amended our agreement with Fuselier Holdings, such that if our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Fuselier Holdings at a per share price of

$0.02 rather than the price determined in accordance with the Per Share Price Calculation.   In addition, we agreed that, for a period of 180 days after the date of issuance, should Fuselier Holdings sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Fuselier Holdings or pay cash such that the amount received by Fuselier Holdings is equal to $8,000.  In April 2010, we also amended our consulting agreement with Dr. Jean Fuselier, previously described above, such that our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Dr. Jean Fuselier equal to the amount of the accounts payable settled, at a per share price of $0.02 rather than the price determined in accordance with the Per Share Calculation.  In addition, we agreed that, for a period of 180 days after the date of issuance, should Dr. Fuselier sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Dr. Jean Fuselier or pay cash such that the amount received by Dr. Fuselier is equal to $8,000.  The amendments to the Fuselier Holdings agreement and the Dr. Jean Fuselier consulting agreement were only applicable to the April 2010 settlement of $8,000 in accounts payable and not to future or past Fuselier Holdings or Dr. Jean Fuselier consulting agreement transactions.   In April 2010, 400,000 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $8,000 under the amended contract, and 400,000 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $8,000.  As a result of the April 2010 amendment, in June 2010 we issued an additional 400,000 shares of our common stock to Fuselier Holdings and in June 2010 we issued an additional 400,000 shares of our common stock to Dr. Jean Fuselier.  There is no further obligation to issue shares under this agreement.

In January 2010, we issued 400,000 shares of our common stock for $20,000 in legal services.  In February 2010, we issued 133,333 shares of our common stock for approximately $9,000 of legal services to settle accounts payable.

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our company stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.  In the first quarter of 2010, 40,000 shares of our common stock were issuable under the agreement, and we recorded $10,000 in related operating expense.  In the second quarter of 2010, 60,000 shares of our common stock were issuable under the agreement and we recorded $15,000 in related operating expense.

In March 2010, in connection with the promissory note transaction described in Note 4, we also entered into an advisory services agreement with the noteholder, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  In the first quarter of 2010, 12,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of $375 during the three months ended March 31, 2010 related to the value of the shares based on the closing price of our common stock on March 31, 2010.  In the second quarter of 2010, 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of approximately $570 for the three months ended June 30, 2010, related to the value of the shares based on the closing price of our common stock on June 30, 2010.

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  In the second quarter of 2010, 45,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $675 based on the closing price of our common stock on June 30, 2010 was recorded to operating expenses in the second quarter of 2010.  An additional 30,000 shares are issuable to one of the consultants under the terms of the contract in the third quarter of 2010.

In March 2010, we entered into an agreement with a consultant for capital raising services.  Under the terms of the agreement, we issued the consultant 150,000 shares of our common stock upon signing.  Of the 150,000 shares, 75,000 are refundable in May 2010 if the consultant does not perform under the contract.  An additional 650,000 shares are issuable on a performance basis pursuant to the terms of the contract.  In any event, if the consultant secures financing for the Company of $1,000,000 or more, all 800,000 shares become immediately earned and issuable.  The consultant is also entitled to a 10% cash fee and 5% warrant coverage on qualified financings, such warrants to be two-year warrants with exercise price at 10% above the price of the qualified financing and be provided piggyback registration rights.  On March 19, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 22, 2010, we issued 500,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $5,000.  On March 25, 2010, we issued 1,000,000 shares of our common stock for cash at $0.01 per share for gross proceeds of $10,000.  On March 29, 2010, we issued 600,000 shares of our common stock for cash at $0.025 per share for gross proceeds of $15,000.

In April 2010, we entered into a nine-month agreement with a consultant for investor relations services.  Pursuant to the terms of the agreement, we issued the consultant 300,000 shares of our common stock upon signing of the agreement.  The aggregate fair value of the shares of approximately $12,000 based on the closing price of our common stock was recorded to operating expenses in the second quarter of 2010.  Under the terms of the agreement, an additional 200,000 shares of the agreement are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2010 or December 31, 2009.

In the second quarter of 2010, we entered into a consulting agreement with a company for advisory services.  Under the terms of the agreement, we issued 1,000,000 shares of our common stock to the consultant for prior services.  The fair value of the shares of approximately $16,000 based on the closing price of our common stock on April 28, 2010 was recorded to operating expenses in the second quarter of 2010.

In the second quarter of 2010, we entered into a consulting agreement with an individual for advisory services.  Under the terms of the agreement, we issued 1,000,000 shares of our common stock to the consultant for prior services.  The fair value of the shares of approximately $16,000 based on the closing price of our common stock on April 28, 2010 was recorded to operating expenses in the second quarter of 2010.

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

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.96%	3.38%	2.62%	3.38%
Expected stock volatility	162%	162%	162%	162%
Expected option life	5.8 years	5.7 years	5.7 years	5.7 years
Fair value of options granted	$0.01	$0.13	$0.02	$0.13

Option activity was as follows during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2009	11,483	$0.07
Options granted	1,486	0.003
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Options cancelled	—	—

Outstanding at June 30, 2010	12,969	$0.004	9.1 years	$175

Exercisable at June 30, 2010	7,649	$0.006	8.9 years	$91

As of June 30, 2010, we had approximately $268,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately two years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2010 is based on the $0.02 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.02 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.02. The total fair value of options that vested during the three months ended June 30, 2010 and 2009, net of forfeitures, was approximately $78,000 and $306,600 respectively.

Non-Employee Stock Option Grants — In March and June 2010, we granted options under our 2009 Plan to purchase 691,360 and 739,729 shares, respectively, of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  As the options were fully vested on the date of grant as described in Note 6, we recognized immediate expense of approximately $21,000 and $11,000, respectively, related to the fair value of the options.  The options have a 10-year term.

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

In June 2009, we issued options under our 2009 Plan to purchase 160,000 shares of our common stock at an exercise price of $0.13 per share to a consultant engaged in providing strategic advisory services to our company, of which options 30,000 were vested as of June 30, 2009.  The remaining options were forfeited by the consultant due to his termination.  The options are exercisable until December 31, 2010.  During the second quarter of 2009, we recorded expense of approximately $3,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13 (based on closing price on date of grant), volatility of 162%, risk free rate of 0.56%, expected term of 1.5 years, dividend yield of 0.0%.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our Chief Development Officer, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2009, we recorded expense of approximately $86,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to Armada Capital, who is engaged in providing advisory services to the Company.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2009, we recorded expense of approximately $86,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 to Brook Lang, who was engaged in providing management services to the Company and is now the Company’s CEO.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2009, we recorded expense of approximately $129,700 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

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

On May 10, 2010, we entered into an agreement with a consultant for financial and business advisory services.  Under the terms of the agreement, we issued a five-year fully-vested warrant to purchase up to 200,000 shares of our common stock at an exercise price of $0.01 and on May 31, 2010, we issued a five-year fully vested warrant to purchase up to 100,000 shares of our common stock at an exercise price to the consultant for services rendered under the agreement.  The warrants were recorded as expense in the second quarter of 2010 at their fair value of approximately $3,000, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.01, volatility of 162%, risk free rate of 2.26%, expected term of 5 years, dividend yield of 0.0%.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.  Additional warrants were granted during July and August 2010 to this consultant pursuant to the terms of the consulting agreement, as amended.  See Note 9, Subsequent Events.

The following summarizes warrant activity during the six months ended June 30, 2010 (in thousands):

Warrants outstanding, December 31, 2009	2,200
Warrants issued	300
Warrants exercised	—
Warrants expired	—

Warrants outstanding, June 30, 2010	2,500

Weighted average exercise price, June 30, 2010	$0.15

Note 6.   Related Party Transactions

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  As a result of this provision, as previously discussed at Note 5, options to purchase 691,360 and 739,729 shares of our common stock at an exercise price of $0.001 were granted pursuant to our CEO’s employment contract as of March 31, 2010 and June 30, 2010, respectively.  The options were fully vested on the date of grant.

Prior to his employment agreement, we recorded management fees totaling $219,923 to the CEO for his services rendered during the year ended December 31, 2008.  At June 30, 2010 and December 31, 2009, approximately $408,000 and $302,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

As discussed in Note 5, on June 15, 2009, we issued options under the 2009 Plan to purchase 1,500,000 shares of our common stock to our CEO outside of his employment agreement.  Options to purchase 1,000,000 shares of our common stock were immediately vested as of the date of grant.  The remainder vests in monthly installments of 41,667 through June 2010.  The options have a term of ten years.  On December 31, 2009, we issued options under the 2009 Plan to purchase 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.

As discussed in Note 5, above, on May 19, 2009, we issued 1,333,333 shares of our common stock to our Chief Development Officer (“CDO”) for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  As discussed in Note 5, above, in June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our CDO, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  The options expire on May 15, 2019.  At June 30, 2010 and December 31, 2009, approximately $116,000 and $42,000, which represented amounts due to a company owned by our CDO, were included in accounts payable – related parties on the accompanying balance sheet.

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

Volume-based fees

Up to 2,500,000	$ -
2,500,001 to 5,000,000	$ 0.010
5,000,001 to 7,500,000	$ 0.008
7,500,001 to unlimited	$ -

infoUSA, Inc. — In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009. In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-day notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  We terminated this agreement effective January 19, 2010 and our remaining liability with InfoUSA, Inc. is $75,000 as of June 30, 2010.

Robert Half International —In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at June 30, 2010 and at approximately $87,000 at December 31, 2009.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000.00; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.

Moody Capital – In April 2010, we entered into an agreement with Moody Capital for investment banking services.  Under the agreement, Moody Capital will receive upon the placement of debt or equity, an 8% cash fee and 5% warrant coverage with an exercise price equal to 1.05 times the offering price of the equity transaction.   We may terminate this agreement within 30 days upon giving written notice.

Note 9.  Subsequent Events

In July 2010, we entered into a six-month consulting agreement for business advisory services, pursuant to which we will issue the consultant 100,000 shares of our common stock per month.

In July 2010, we entered into an advisory services agreement with a consulting firm, pursuant to which we issued 2,000,000 shares of our common stock valued at $30,000 for services.

On July 28, 2010, we entered into a promissory note for $10,200 at a stated interest rate of 10% per annum, or $12,000, whichever is higher.

During July 2010, we issued five-year warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $0.01 per share for financial and advisory services to a consultant (see Note 5).  On August 2, 2010, the consulting agreement was amended to provide for the issuance to the consultant of 20% of any shares or warrants issued under an August 2010 agreement with a public relations and marketing consulting firm.  Accordingly, in August 2010, we issued two-year warrants to purchase an additional 220,000 shares of our common stock at an exercise price of $0.001 per share to the consultant under the terms of the consulting agreement, as amended and two-year warrants to purchase an additional 140,000 shares of our common stock at an exercise price of $0.05 per share under the terms of the consulting agreement, as amended (see below).  Under a success-based arrangement discussed below, two-year warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $0.05 per share and two year warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $0.10 per share are also potentially issuable to the consultant.

In August 2010, we entered into an annual contract with a public relations and marketing consulting firm for services.  Under the terms of the contract, we issued two-year warrants to purchase 400,000 shares of our common stock at an exercise price of $0.001 to the consulting firm for services.  In addition, we are required to make monthly cash payments of $10,000, with the first two months’ cash payments deferred for two months.  In August 2010, we issued two-year warrants to purchase 700,000 shares of our common stock at an exercise price of $0.001 per share for public relations and marketing services to the same public relations and marketing consulting firm. In addition, in August 2010, we issued additional two-year warrants to purchase 700,000 shares of our common stock at an exercise price of $0.05 to the same consulting firm for services under the agreement.  In addition, we agreed to a success-fee arrangement with the public relations and marketing consulting firm, under which if certain performance criteria met two-year warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.05 per share and  two-year warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.10 per share are potentially issuable to the consulting firm as a success fee.

In August 2010, we entered into convertible promissory notes in the aggregate amount of $30,000 together with two-year warrants to purchase 2,250,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

On August 6, 2010, we issued 133,333 shares of our common stock to a vendor in payment of finance charges.

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

We are deploying an advanced mobile marketing and advertising solution.  The Montavo Mobile Ad Platform (mMAP™) offers advertisers the unique opportunity to review a “mobile ad spend vs. gross profit” ratio which generates a Return on Investment (“ROI”) of their mobile advertising costs.  The ratio is displayed on the Montavo Mobile Ad Spend Speedometer™, which is a real-time online dashboard reporting tool that allows advertisers to monitor the performance of mobile advertising campaigns that are deployed on the mMAP™.

The mMAP™, with our patent pending technology, can anonymously report to an advertiser that a consumer who merely viewed a mobile ad on their cell phone (through any of several different ways the mMAP™ places advertising on the mobile phone in both push and pull-type ads), subsequently went into a physical location store and purchased products and/or services.  This means Montavo can give an advertiser an ROI measure on their mobile advertising costs related to in-store purchases, representing a benefit that is not offered by traditional advertising mediums today.  The mMAP™ does this without any additional hardware or software or Point of Sale (“POS”) system, and no additional interaction is needed between store associates and consumers or their mobile phones.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2010, we had a deficit accumulated in the development stage of approximately $4.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At June 30, 2010, we had a working capital deficit (current assets less current liabilities) of $0.9 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $141,000, $154,000 and $957,000 in our operating activities in the six months ended June 30, 2010 and 2009 and the period from inception to June 30, 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately nil, $7,000 and $45,000 in the six months ended June 30, 2010 and 2009 and the period from inception to June 30, 2010, respectively. Changes in cash from investing activities are due to investment in patent.  We no longer capitalize our patent expenditures.

Our financing activities provided cash of approximately $141,000, $159,000 and $1,002,000 in the six months ended June 30, 2010 and 2009 and the period from inception to June 30, 2010, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable.

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

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter.  The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 162%, risk free rate of 3.4%, expected life of 1 year, dividend rate of 0%.  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.42%, expected life of 0.75 year, dividend yield of 0.0%.  During the three and six months ended June 30, 2010, the fair value decreased by approximately $2,000 and $4,000, respectively, which was recorded as other income.

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

On March 1, 2010, we entered into a promissory note for $7,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.  In May 2010, we repaid the principal amount of the note in cash.

On March 8, 2010, we entered into a promissory note for $6,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On March 8, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to the holder as loan fees under the terms of the promissory note.  The promissory note was repaid in cash on March 19, 2010.  In addition, we entered into an advisory services agreement with the noteholder, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.

In March 2010, we issued an aggregate of 3,250,000 shares of our common stock for cash for net proceeds of $40,000.

On April 15, 2010, we entered into a promissory note for $3,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On April 15, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to the holder as loan fees.

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note is due, unless previously converted, on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $34,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.22%, expected life of 0.4 year, dividend yield of 0.0%.  During the three months ended June 30, 2010, the fair value increased by approximately $8,000, which was recorded as other expense.

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

Comparison of the Three and Six Months Ended June 30, 2010, to the Three and Six Months Ended June 30, 2009

We had no revenues in the three and six months ended June 30, 2010 and 2009.  In the three and six months ended June 30, 2010 and 2009, we incurred net losses of approximately $340,000 and $778,000 and $682,000 and $874,000, respectively.  Operating expenses decreased to $309,000 and $743,000 in the three months and six months ended June 30, 2010, from $644,000 and $834,000 in the three and six months ended June 30, 2009, due primarily to non-recurring stock-based consulting expenses incurred in the prior year related to software development.

We expect that operating expenses will increase in 2010 as we implement our growth strategy.

Interest expense was $38,000 in the prior year compared to $31,000 in the current year quarter and $40,000 in the six months ended June 30, 2009 compared to $35,000 in the six months ended June 30, 2010.  Interest expense relates to convertible notes and amortization of related beneficial conversion feature.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Brook W. Lang, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the second fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K, filed with the Commission on April 15, 2010, we are involved in one legal action.  In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at June 30, 2010 and at approximately $87,000 at December 31, 2009.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  As of June 30, 2010, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended June 30, 2010 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

  In April 2010, we amended our agreement with Fuselier Holdings, such that if our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Fuselier Holdings at a per share price of $0.02 rather than the price determined in accordance with the Per Share Price Calculation.   In addition, we agreed that, for a period of 180 days after the date of issuance, should Fuselier Holdings sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Fuselier Holdings or pay cash such that the amount received by Fuselier Holdings is equal to $8,000.  In April 2010, we also amended our consulting agreement with Dr. Jean Fuselier, previously described in Note 5, such that our common stock closed at prices below $0.03 per share at three mutually agreed upon intervals during April 2010, we would issue shares of our common stock to Dr. Jean Fuselier equal to the amount of the accounts payable settled, at a per share price of $0.02 rather than the price determined in accordance with the Per Share Calculation.  In addition, we agreed that, for a period of 180 days after the date of issuance, should Dr. Fuselier sell the stock and be unable to receive net proceeds equal to $8,000, at our option, we will either issue additional shares to Dr. Jean Fuselier or pay cash such that the amount received by Dr. Fuselier is equal to $8,000.  The amendments to the Fuselier Holdings agreement and the Dr. Jean Fuselier consulting agreement were only applicable to the April 2010 settlement of $8,000 in accounts payable and not to future or past Fuselier Holdings or Dr. Jean Fuselier consulting agreement transactions.   In April 2010, 400,000 shares of our common stock were issued or issuable to Dr. Fuselier for services valued at $8,000 under the amended contract, and 400,000 shares of our common stock were issued or issuable to Fuselier Holdings in settlement of accounts payable totaling $8,000.  As a result of the April 2010 amendment, in June 2010 we issued an additional 400,000 shares of our common stock to Fuselier Holdings and in June 2010 we issued an additional 400,000 shares of our common stock to Dr. Jean Fuselier.

Pursuant to the terms of our April 2010 agreement for investor relations services, we issued 300,000 shares of our common stock to a consultant upon signing of the agreement.  Under the terms of the agreement, an additional 200,000 shares of the agreement are issuable to a consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2010 or December 31, 2009.

On April 27, 2010, we issued 650,000 shares of our common stock pursuant to the terms of our contract with a consultant for services, to be earned in equal monthly installments over the next six-month term of the agreement. On April 27, 2010, we issued an additional 200,000 shares of our common stock to the consultant as a bonus for performance under the contract.  The 200,000 shares were fully vested on the date of issuance.

In the second quarter of 2010, we entered into a consulting agreement for advisory services.  Under the terms of the agreement, we issued 1,000,000 shares of our common stock to the consultant for prior services.

In the second quarter of 2010, we entered into a consulting agreement for advisory services.  Under the terms of the agreement, we issued 1,000,000 shares of our common stock to the consultant for prior services.

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12% per annum.  The note is due, unless previously converted, on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%.

On May 10, 2010, we entered into an agreement with a consultant for financial and business advisory services.  Under the terms of the agreement, we issued a five-year fully-vested warrant to purchase up to 200,000 shares of our common stock at an exercise price of $0.01 and on May 31, 2010, we issued a five-year fully vested warrant to purchase up to 100,000 shares of our common stock at an exercise price to for services rendered under the agreement.

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

Dated:  August 20, 2010

MONTAVO, INC.

By:  Chief Executive Officer, Chief Financial Officer,

       and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.