Form 10-K
period 2010-12-31
Montavo, Inc.
filed 2011-04-15
CIK 1092800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes

☐

No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes

☐

No

☒

On April 15, 2011, 71,282,241 shares of the registrant’s common stock were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,127,500 as of June 30, 2010.  Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

Table of Contents

FORWARD-LOOKING STATEMENTS

1

ITEM 1.  BUSINESS

1

ITEM 1B.  UNRESOLVED STAFF COMMENTS

5

ITEM 2. – PROPERTIES

5

ITEM 3. – LEGAL PROCEEDINGS

5

PART II

6

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                     6

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                                 8

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                                                                               41

ITEM 9A.  CONTROLS AND PROCEDURES

41

ITEM 9B.  OTHER INFORMATION

44

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

49

PART IV

50

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

50

SIGNATURES

52

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

ITEM 1.  BUSINESS

Overview

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2010, we had a deficit accumulated during the development stage of approximately $5.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At December 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $1.5 million and no cash.

We are dependent on external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing, or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the development of our mobile marketing solution, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

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

Principal Products and Markets

Our  Montavo Mobile Shopping consumer client application can be used on mobile phones and other personal mobile devices, personal navigation devices and factory-installed in-dash automobile navigation systems.  The application enables end-user consumers on the go to access and find offers, including sales, discounts, coupons, product information and new product launches, from their mobile wireless devices.  Our advertisement delivery platform mMAP is also used as an ad delivery network to mobile websites and mobile applications.

Our Montavo Mobile Shopping end-user client application will be marketed to wireless carriers, handset manufacturers, personal and vehicle navigation device manufacturers and application aggregators, by a small team of dedicated account executives.  The advertising media will be marketed to global advertising agencies, search engine market optimization agencies, membership organizations and direct marketing organizations, as well as national and regional brand leaders.

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

Competition

There is substantial competition in the mobile marketing industry, including competition from well-established providers such as MSN, Google, Apple, and Yahoo, and competition from smaller providers that focus specifically on the mobile environment, such as  Jump Tap, Cellfire and ShopSavvy.  Google, through its purchase of Admob, runs a network of mobile web sites that display mobile banner advertisements generated by Google’s advertising engine.  Jump Tap is a search engine designed for the mobile environment, which allows users to search the Internet using mobile phones instead of personal computers.  Cellfire is a mobile coupon distributor, which allows advertisers to develop and publish mobile coupons through mobile phones.  ShopSavvy is a mobile application that allows mobile users to search for deals on their cell phone.  Currently, we know of no other competitor that has a similar product to the mMAP and the patent-pending technology that can deliver an ROI on sales, revenue and profits for the advertiser.  This technology would provide data for physical store locations and the advertiser without requiring a change in normal business development and advertisements for potential customers.

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

We filed a U.S. utility patent application (Application No. 11/053,095) for the invention, entitled “Method and Distribution System for Location Based Wireless Presentation of Electronic Coupons” with respect to our unique wireless delivery technology.  The patent application is currently pending. We also filed a U.S. utility patent application (Application No. 12/702,250) for the invention, entitled “System and Method of Delivering Ads” with respect to our proprietary system and method for confirming sales revenue and profits in a physical store from mobile advertisements.

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

Industry Overview

The internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping for goods and services.  As use of the internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the internet to advertise their products and services.

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

Employees

As of December 31, 2010, we had no employees but were utilizing the services of independent contractors and consultants.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

We do not own any real property.  We have offices at 4957 Lakemont Blvd., Suite #239, Bellevue, Washington 98006.  We are also provided space in Seattle, Washington at no cost by a strategic advisor.

ITEM 3. – LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K, filed with the Commission on April 15, 2010, we are involved in one legal action.  In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at December 31, 2010, and of approximately $87,000 at December 31, 2009.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  We did not make the payments according to the schedule, and the entire amount, plus accrued interest, is immediately due and payable.  As of December 31, 2010, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock became eligible for trading on the Over-The-Counter Bulletin Board on December 19, 2007, having the trading symbol “MTVO”.  As of December 31, 2010, we had 71,117,241 shares issued and outstanding.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2010 and 2009.

Period	High Bid	Low Bid
1st Quarter 2009 ended 3/31/09	$0.60	$0.18
2nd Quarter 2009 ended 6/30/09	$0.26	$0.11
3rd Quarter 2009 ended 9/30/09	$0.19	$0.06
4th Quarter 2009 ended 12/31/09	$0.21	$0.04
1st Quarter 2010ended 3/31/10	$0.09	$0.02
2nd Quarter 2010 ended 6/30/10	$0.03	$0.01
3rd Quarter 2010 ended 9/30/10	$0.04	$0.01
4th Quarter 2010 ended 12/31/10	$0.02	$0.01

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commissions and may not reflect actual transactions.

We have authorized 400,000,000 shares of common stock and 25,000,000 shares of preferred stock, par value $.001. As of March 31, 2011, we had approximately 180 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2010, we entered into a convertible promissory note with the same holder in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and an April promissory note for $3,000, an August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is

18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March and April 2011, we issued fully vested five-year warrants to purchase an aggregate of 840,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant.

In April 2011, we entered into a convertible promissory note in the amount of $10,000 together with two-year warrants to purchase 750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of our financial condition and results of operations is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2010, as compared to the year ended December 31, 2009.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Report.

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

•

“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

•

“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2010.

In addition, Item 9A, “Controls and Procedures”, contains management’s assessment of our internal controls over financial reporting as of December 31, 2010.

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

Recent Developments

Management Changes

Effective September 13, 2010, Brian Conte is no longer serving as the Company’s Chief Development Officer.

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

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method.  Total amortization of debt discounts amounted to approximately $58,000, $24,000 and $84,000 during the years ended December 31, 2010, 2009, and the period from inception to December 31, 2010, respectively.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2010, we had a deficit accumulated in the development stage of approximately $5.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At December 31, 2010, we had a working capital deficit (current assets less current liabilities) of $1.5 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $250,000, $198,000 and $1,066,000 in our operating activities in the year ended December 31, 2010 and 2009 and the period from inception to December 31, 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately nil, $8,000 and $45,000 in the year ended December 31, 2010 and 2009 and the period from inception to December 31, 2010, respectively. Changes in cash from investing activities are due to investment in patent.  We no longer capitalize our patent expenditures.

Our financing activities provided cash of approximately $250,000, $204,000 and $1,111,000 in the year ended December 31, 2010 and 2009 and the period from inception to December 31, 2010, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable.

Recent Financing Activities

In December 2010, we entered into a convertible promissory note with the same holder in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and the April promissory note for $3,000, the August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 2 years, dividend yield of 0.0%.  We recorded an increase in the fair value liability of approximately $3,100 for the three months ended December 31, 2010 as other expense.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $1,900 for the three months ended December 31, 2010 as other expense.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $12,300 for the three months ended December 31, 2010 as other expense.

In February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March and April 2011, we issued fully vested five-year warrants to purchase an aggregate of 840,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant.

In April 2011, we entered into a convertible promissory note in the amount of $10,000 together with two-year warrants to purchase 750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is

18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

Summary

We are dependent on external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

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

Comparison of the Year Ended December 31, 2010, to the Year Ended December 31, 2009

We had no revenues in the year ended December 31, 2010 and 2009.  In the year ended December 31, 2010 and 2009, we incurred net losses of approximately $1,723,000 and $1,916,000, respectively.  Operating expenses decreased to $1,547,000 in the year ended December 31, 2010, from $1,881,000 in the year ended December 31, 2009, due primarily to non-recurring impairment of $355,000 of patent costs which was recorded to operating expenses in the prior year.

We expect that operating expenses will increase in 2011 as we implement our growth strategy.

Interest expense was $43,000 in the prior year compared to $84,000 in the current year.  Interest expense relates to convertible notes and amortization of debt discounts.

We recorded change in embedded derivative fair value liability of $92,000 to other expense in the current year compared to $8,000 recorded to other income in the prior year due to the issuance of convertible notes payable and warrants with variable terms.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONTAVO, INC.

(A Development Stage Company)

Index to the Audited Financial Statements

For the Year Ended December 31, 2010

Report of Independent Registered Public Accounting Firm

15-16

Balance Sheets as of December 31, 2010 and 2009

17

Statements of Operations for the years ended December 31, 2010 and 2009,

and for the period from December 23, 2004 (Inception) to December 31, 2010

18

Statement of Changes in Stockholders’ Deficit for the period from

December 23, 2004 (Inception) to December 31, 2010

19

Statements of Cash Flows for the years ended December 31, 2010 and 2009,

and for the period from December 23, 2004 (Inception) to December 31, 2010

20

Notes to the Audited Financial Statements

21-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Montavo, Inc.

Bellevue, Washington

We have audited the accompanying balance sheets of Montavo, Inc. (a development stage company) ("the Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from December 23, 2004 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montavo, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from December 23, 2004 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

Seattle, Washington

April 15, 2011

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Prepaid expenses and other assets	$10	$164

Total current assets	10	164

Total assets	$10	$164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$523	$327
Accounts payable - related parties	534	344
Note payable to stockholder	25	25
Accrued interest	17	3
Convertible debt, net of discount of $89 and $10, respectively	119	10
Note payable	10	-
Embedded fair value derivative liabilities	233	4

Total current liabilities	1,461	713

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 and 5,000,000 shares authorized at December 31, 2010 and 2009, respectively, and no shares
issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
400,000,000 and 99,000,000 shares authorized at December 31, 2010 and 2009, respectively: 71,117,241 and 43,418,467 shares issued and
outstanding, respectively	3,799	2,978
Deficit accumulated during the development stage	(5,250)	(3,527)

Total stockholders' equity (deficit)	(1,451)	(549)

Total liabilities and stockholders' equity (deficit)	$10	$164

See notes to financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			December 23, 2004
			(Inception)
	Years Ended December 31,		To
			December 31,
	2010	2009	2010

Operating expenses	$1,547	$1,881	$4,954

Loss from operations	(1,547)	(1,881)	(4,954)

Other income (expense):
Interest expense	(84)	(43)	(212)
Change in value of embedded fair value
derivative liabilities	(92)	8	(84)

Total other expense	(176)	(35)	(296)

Net loss	$(1,723)	$(1,916)	$(5,250)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding used in
computing net loss per share - basic and diluted	56,165,237	38,496,218

See notes to financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception to December 31, 2010

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Compensation and other expense related to options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Compensation and other expense related to options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Compensation and other expense related to options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445
Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23
Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	2,978	(3,527)	(549)
Common stock issued or issuable for services in the first quarter of 2010	2,431,950	83	-	83
Common stock issued or issuable for services in the second quarter of 2010	4,092,500	83	-	83
Common stock issued or issuable for services in the third quarter of 2010	2,975,833	72	-	72
Common stock issued or issuable for services in the fourth quarter of 2010	11,767,500	192	-	192
Warrants issued for services	-	34	-	34
Common stock issued in settlement of accounts payable and for cash	2,980,991	67	-	67
Common stock issued for cash in the first quarter of 2010, net	3,250,000	40	-	40
Common stock issued as a fee for convertible notes payable	200,000	5	-	5
Compensation and other expense related to options and warrants	-	245	-	245
Net loss	-	-	(1,723)	(1,723)
Balance December 31, 2010	71,117,241	$ 3,799	$ (5,250)	$ (1,451)

See notes to financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			December 23, 2004
			(Inception)
	Years ended December 31,		To
			December 31,
	2010	2009	2010
	(in thousands)
Operating activities:
Net loss	$(1,723)	$(1,916)	$(5,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	58	24	84
Imputed interest on stockholder advances	-	1	5
Share-based payments of consulting and other expenses	709	956	2,084
Shares issued for modification of debt terms or as fee	5	-	43
Shares issued in excess of liabilities converted (accounted for as compensation)	-	-	85
Excess share value issued for conversion of accounts payable-related party	-	73	73
Change in value of embedded fair value derivative liabilities	92	8	100
Impairment loss on patent pending and software developed for internal use	-	400	400
Changes in operating assets and liabilities
Prepaid expenses and other assets	154	(164)	(10)
Accounts payable and accrued expenses	251	368	679
Accounts payable - related party	190	50	581
Accrued interest	14	2	60
Net cash used in operating activities	(250)	(198)	(1,066)
Investing activities:
Investment in patent	-	(8)	(45)
Net cash used in investing activities	-	(8)	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	-	25	25
Proceeds from sale of stock under Fuselier Holdings agreement (used to settle
accounts payable)	58	-	58
Stockholder contributions to capital	-	5	22
Proceeds from issuance of notes payable	165	61	817
Principal payments on notes payable	(13)	-	(121)
Proceeds from sale of common shares	40	113	310
Net cash provided by financing activities	250	204	1,111
Net decrease in cash	-	(2)	-
Cash - beginning of the period	-	2	-
Cash - end of the period	$-	$-	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$-	$35	$355
Shares retained by North Coast in reverse merger	$-	$-	$264
Shares issued to convert North Coast note payable and accrued interest	$-	$18	$354
Shares issued to convert accounts payable, accrued interest and notes payable	$-	$-	$864
Additional shares issued to Montavo stockholders in merger	$-	$-	$10
Shares issued in settlement of accounts payable	$9	$174	$183
Beneficial conversion feature - notes payable	$-	$37	$37
Convertible debt issued for accounts payable	$46	$-	$46

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

Note 2.  Going Concern

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, we had a deficit accumulated during the development stage of approximately $5.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At December 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $1.5 million and no cash.

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

Financial Instruments and Fair Value — Our financial instruments consist of cash, accounts payable, accrued liabilities, accounts payable - related parties, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than accounts payable - related parties, note payable to stockholder and convertible notes payable approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to stockholder and accounts payable - related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the embedded derivative liabilities for price adjustable convertible debt and warrants which are further discussed below and in detail in Note 4.  The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Balance at December 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$233	—	—	$233

Total financial liabilities at fair value	$233	—	—	$233

	Balance at December 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$4	—	—	$4

Total financial liabilities at fair value	$4	—	—	$4

The following table is a roll forward for the year ended December 31, 2010 of the embedded derivative fair value liabilities, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$4
Embedded fair value derivative liabilities	137
Change in fair value included in net loss	92

Ending balance at December 31, 2010	$233

The following table is a roll forward for the year ended December 31, 2009 of the embedded fair value derivative liability, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$—
Issuance of convertible note with embedded fair value derivative liability	12
Change in fair value included in net loss	(8)

Ending balance at December 31, 2009	$4

Embedded Fair Value Derivative Liabilities — We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract are recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.   We use the Black-Scholes option-pricing model as our method of valuation for embedded fair value liabilities. Our determination of the fair value of embedded derivatives on the date of grant using the Black-Scholes model is affected by our stock price as well as highly subjective assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the contractual life of the underlying security and expected stock price volatility over the term (if the use of expected stock price volatility over the term has a material impact on the financial statements).   The valuation of embedded fair value derivative liabilities does not include the impact of adjustments for the probability of certain events occurring that would have an impact on the valuations since management believes the likelihood of those events occurring is remote.

Software developed for internal use —Software development costs for internal use were capitalized in accordance with relevant authoritative accounting literature and, once placed in service, amortized using the straight-line method over the estimated useful life. We are currently developing proprietary Montavo mobile search and mobile advertising media technology. A significant portion of the costs have been incurred through a vendor which is 100%-owned by our former Chief Development Officer, Brian Conte.  See Note 6 regarding the funds owed to this related-party vendor.  As of December 31, 2010 and 2009, the software was still under development and had not been placed in service and therefore amortization had not yet begun.  We evaluated the software development costs and determined that the costs were fully impaired, and accordingly, recorded an impairment loss of $355,000, included in operating expenses, during the fourth quarter of 2009.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for all periods presented (in thousands), as of December 31:

	December 31,	December 31
	2010	2009
Convertible notes	200	200
Stock Options	14,410	11,483
Warrants	16,223	2,200
Total	30,833	13,883

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provide that the conversion price of the notes will be reduced in the event of subsequent financings at an effective price per share less than the conversion price. This provision expired as of September 8, 2010.  The shares issuable under the note are included in the table above at the stated conversion rate of $0.10.

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

In August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

In September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $58,000, $24,000 and $84,000 during the year ended December 31, 2010, 2009 and the period from inception to December 31, 2010, respectively.

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

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.  Interest expense related to this note was not material in the year ended December 31, 2010 and 2009 and the period from inception to December 31, 2010.

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

On April 6, 2009, we entered into a convertible promissory note for $23,000 at a stated rate of 7% per annum. The note and related accrued interest were convertible into shares of our common stock at 0.10 per share beginning May 30, 2009.  In April 2009, the notes and accrued interest were converted into 232,683 shares of common stock for conversion of principal and accrued interest.

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provided that the conversion price of the notes be reduced in the event of subsequent financings at an effective price per share less than the conversion price, such that in the event we secure a future equity investment round totaling a minimum of $1,000,000 within 12 months of the date of the note, the convertible note will automatically be converted into shares of stock in the amount of 50% of the price per share of the equity investment or the maximum price of $0.10 per share, whichever is lower. This provision expired as of September 8, 2010.  In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability was revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 162%, risk free rate of 3.4%, expected life of 1 year, dividend rate of 0% and we recorded a decrease in the fair value liability of approximately $2,400 as other income.  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.42%, expected life of 0.75 year, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $600 as other income.

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

On April 15, 2010, we entered into a promissory note for $3,000 at a stated interest rate of 8% per annum, payable upon demand by the holder. On April 15, 2010, in accordance with the terms of the promissory note, we issued 100,000 shares of our common stock to the holder as loan fees.  In December 2010, this promissory note was settled in connection with a transaction with the same holder.  See discussion below.

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note was due on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $34,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.22%, expected life of 0.4 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $8,000 as other expense.  At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.18%, expected life of 0.1 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $21,100 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.09%, expected life of 0.001 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $10,900 as other expense.

On July 28, 2010, we entered into a promissory note for $10,200 at a stated interest rate of 10% per annum, or $12,000, whichever is higher.

In August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $16,800 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $38,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $11,700 for the three months ended December 31, 2010 as other income.

In August 2010, we entered into a promissory note for $1,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.  In December 2010, we entered into a convertible promissory note with the same holder in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and the April promissory note for $3,000, the August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 2 years, dividend yield of 0.0%.  We recorded an increase in the fair value liability of approximately $3,100 for the three months ended December 31, 2010 as other expense.

In September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $8,300 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $19,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0%.  We recorded a decrease in the fair value liability of approximately $5,900 for the three months ended December 31, 2010 as other income.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $1,900 for the three months ended December 31, 2010 as other expense.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $12,300 for the three months ended December 31, 2010 as other expense.

Notes payable to stockholder, note payable and convertible debt consists of the following at December 31, 2010 and 2009 (amounts in thousands, except percentages):

	December 31,		December 31,
	2010		2009
12% Promissory note due to stockholder	$ 25		$ 25
10% Promissory note	10		-
18% Convertible Promissory note, in default (due 11/3/10)	40		-
12% Convertible Promissory note, due 8/3/11, net of
discount of $4 and $0 at December 31, 2010 and
December 31, 2009, respectively	16		-
12% Convertible Promissory note, due 8/5/11, net of
discount of $3 and $0 at December 31, 2010 and
December 31, 2009, respectively	7		-
15% Convertible Promissory note, due 9/8/2011, net of
discount of $4 and $10 at December 31, 2010 and
December 31, 2009, respectively	16		10
12% Convertible Promissory notes, due 9/8/11, net of
discount of $10 and $0 at December 31, 2010 and
December 31, 2009, respectively	20		-
12% Convertible Promissory note, due 10/5/11, net of
discount of $19 and $0 at December 31, 2010 and
December 31, 2009, respectively	6		-
12% Convertible Promissory notes, due 10/13/11, net of
discount of $11 and $0 at December 31, 2010 and
December 31, 2009, respectively	14		-
12% Convertible Promissory notes, due 12/3/11, net of
discount of $8 and $0 at December 31, 2010 and
December 31, 2009, respectively	-		-
12% Convertible Promissory notes, due 12/22/11, net of
discount of $5 and $0 at December 31, 2010 and
December 31, 2009, respectively	-	-	-
12% Convertible Promissory notes, due 12/29/11, net of
discount of $25 and $0 at December 31, 2010 and
December 31, 2009, respectively	-		-

	$ 154		$ 35

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

In April 2009, we issued 325,000 shares of our common stock to Wakabayashi Fund LLC for investor relations services.  The shares were recorded at a fair value of $81,250 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  In addition, pursuant to the consulting agreement dated April 1, 2009, we were to issue 162,500 shares of our common stock monthly for a period of four months on a performance-basis, and at management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.   As of December 31, 2010, no additional shares of our common stock are issuable relating to this consulting agreement.

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

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2010 or 2009.

In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2010 or 2009.

In 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009 was recorded to operating expenses in 2009.

In 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of December 31, 2009, none of the software development services had been utilized, and accordingly these costs were recorded as prepaid expenses in our balance sheet as of that date.  During the fourth quarter of 2010, we determined that, of the $100,000 recorded as a prepaid, $90,000 was impaired and we recorded an immediate charge to operating expenses.

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

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our common stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.  During 2010, an aggregate of 220,000 shares of our common stock were issuable under the agreement and we recorded $55,000 in related operating expense.

In March 2010, in connection with the promissory note transaction described in Note 4, we also entered into an advisory services agreement with the noteholder, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  In the first quarter of 2010, 12,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of $375 during the three months ended March 31, 2010 related to the value of the shares based on the closing price of our common stock on March 31, 2010.  In the second quarter of 2010, 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of approximately $570 for the three months ended June 30, 2010, related to the value of the shares based on the closing price of our common stock on June 30, 2010.  In the third quarter of 2010, 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of approximately $900 for the three months ended September 30, 2010, related to the value of the shares based on the closing price of our common stock on September 30, 2010.  In the fourth quarter of 2010, 37,500 shares of our common stock were issued or issuable under the terms of the agreement and accordingly we recorded expense of $750 during the three months ended December 31, 2010 related to the value of the shares based on the closing price of our common stock on December 31, 2010.

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  In the second quarter of 2010, 45,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $675 based on the closing price of our common stock on June 30, 2010 was recorded to operating expenses in the second quarter of 2010.  In September 2010, we entered into a one-year agreement with a consultant for services.  Pursuant to the term of the agreement, we will issue the consultant 40,000 shares of our common stock on a monthly basis.  In the third quarter of 2010, 70,000 shares of our common stock were issued or issuable to a consultant for services provided.  The aggregate fair value of the shares of approximately $1,700 based on the closing price of our common stock on September 30, 2010 was recorded to operating expenses in the third quarter of 2010.  In the fourth quarter of 2010, 120,000 shares of our common stock were issued or issuable to a consultant for services provided.  The aggregate fair value of the shares of approximately $2,400 based on the closing price of our common stock on December 31, 2010 was recorded to operating expenses in the fourth quarter of 2010.

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

In April 2010, we entered into a nine-month agreement with a consultant for investor relations services.  Pursuant to the terms of the agreement, we issued the consultant 300,000 shares of our common stock upon signing of the agreement.  The aggregate fair value of the shares of approximately $12,000 based on the closing price of our common stock was recorded to operating expenses in the second quarter of 2010.  Under the terms of the agreement, an additional 200,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of December 31, 2010 or December 31, 2009.

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

In July 2010, we entered into a six-month consulting agreement for business advisory services, pursuant to which we will issue the consultant 100,000 shares of our common stock per month.  As of September 30, 2010, 300,000 shares of our common stock were issuable. The aggregate fair value of the shares of approximately $7,000 based on the closing price of our common stock on September 30, 2010 was recorded to operating expenses in the third quarter of 2010.  As of December 31, 2010, an additional 300,000 shares of our common stock were issued or issuable under this contract, which has terminated in accordance with its terms.  The aggregate fair value of the shares of approximately $6,000 based on the closing price of our common stock on December 31, 2010 was recorded to operating expenses in the fourth quarter of 2010.

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

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	2010	2009
Expected dividend yield	0%	0%
Risk free interest rate	1.98%	3.34%
Expected stock volatility	162%	162%
Expected option life	5.7 years	6.1 years
Fair value of options granted	$0.02	$0.09

Option activity was as follows during the years ended December 31, 2009 and 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)
Outstanding December 31, 2008	-	$-
Options granted	11,613	0.09
Options exercised	-	0
Options expired	-	0
Options forfeited	(130)	0.01
Options cancelled	-	0
Outstanding December 31, 2009	11,483	0.07
Options granted	2,957	0.002
Options exercised	-	0
Options expired	(30)	0.01
Options forfeited	-	0
Options cancelled	-	0
Outstanding December 31, 2010	14,410	$0.004	8.8 years	$266

Exercisable December 31, 2010	9,910	$0.005	8.7 years	$180

As of December 31, 2010, we had approximately $217,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately three and a quarter years.

The intrinsic value of stock options outstanding and exercisable at December 31, 2010 is based on the $0.02 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.02 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.02. The total fair value of options that vested during the years ended December 31, 2010 and 2009, net of forfeitures, was approximately $730,000 and $485,000 respectively.

Non-Employee Stock Option Grants — In March, June, September and December 2010, we granted options under our 2009 Plan to purchase 691,360, 739,729, 1,345,000 and 125,641 shares, respectively, of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  As the options were fully vested on the date of grant as described in Note 6, we recognized immediate expense of approximately $21,000, $11,000, $32,000 and $3,000, respectively, related to the fair value of the options.  The options have a 10-year term.

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

In June 2009, we issued options under our 2009 Plan to purchase 160,000 shares of our common stock at an exercise price of $0.13 per share to a consultant engaged in providing strategic advisory services to our company, of which options 30,000 were vested as of June 30, 2009.  The remaining options were forfeited by the consultant due to his termination.  The options expired on December 31, 2010.  During the second quarter of 2009, we recorded expense of approximately $3,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13 (based on closing price on date of grant), volatility of 162%, risk free rate of 0.56%, expected term of 1.5 years, dividend yield of 0.0%.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our former Chief Development Officer, who was engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 31, 2010, we recorded expense of approximately $129,700 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to Armada Capital, who was engaged in providing advisory services to the Company.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 31, 2010, we recorded expense of approximately $129,700 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 to Brook Lang, who was engaged in providing management services to the Company and is now the Company’s CEO.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through December 31, 2010, we recorded expense of approximately $195,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

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

As disclosed in Note 4, in August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $16,800 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $38,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $11,700 for the three months ended December 31, 2010 as other income.

As disclosed in Note 4, in September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $8,300 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $19,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0%.  We recorded a decrease in the fair value liability of approximately $5,900 for the three months ended December 31, 2010 as other income.

As disclosed in Note 4, in October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $1,900 for the three months ended December 31, 2010 as other expense.

As disclosed in Note 4, in October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $12,300 for the three months ended December 31, 2010 as other expense.

In December 2010, we entered into a convertible promissory note in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and an April 2010 promissory note for $3,000, an August 2010 $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 2 years, dividend yield of 0.0%.  We recorded an increase in the fair value liability of approximately $3,100 for the three months ended December 31, 2010 as other expense.

The following summarizes warrant activity during the year ended December 31, 2010 (in thousands):

Warrants outstanding, December 31, 2009	2,200
Warrants issued	14,023
Warrants exercised	—
Warrants expired	—

Warrants outstanding, December 31, 2010	16,223

Weighted average exercise price, December 31, 2010	$0.04

Note 6.   Related Party Transactions

 As disclosed in Note 4, in September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.   See Note 4.

As disclosed in Note 4, in October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. See Note 4.

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  In December 2010, the provision with respect to the requirement to issue the CEO additional options to purchase shares of our common stock to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company was extended additional 12-months.  As a result of this provision, as previously discussed at Note 5, options to purchase 691,360, 739,729, 1,345,000 and 125,641shares of our common stock at an exercise price of $0.001 were granted pursuant to our CEO’s employment contract as of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  The options were fully vested on the date of grant.

At December 31, 2010 and December 31, 2009, approximately $534,000 and $302,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

As discussed in Note 5, on June 15, 2009, we issued options under the 2009 Plan to purchase 1,500,000 shares of our common stock to our CEO outside of his employment agreement.  Options to purchase 1,000,000 shares of our common stock were immediately vested as of the date of grant.  The remainder vested in monthly installments of 41,667 through June 2010.  The options have a term of ten years.  On December 31, 2009, we issued options under the 2009 Plan to purchase 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.

As discussed in Note 5, above, on May 19, 2009, we issued 1,333,333 shares of our common stock to our former Chief Development Officer (“CDO”) for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  As discussed in Note 5, above, in June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our former CDO, who was engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  The options expire on May 15, 2019.  At December 31, 2010 and December 31, 2009, approximately $114,000 and $42,000, which represented amounts due to a company owned by our former CDO, were included in accounts payable – related parties on the accompanying balance sheet.

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.

Note 7.  Income Taxes

Deferred income tax assets and related valuation allowances are as follows as of December 31 (in thousands):

Deferred tax assets	2010	2009
Net operating loss carryforwards	$701	$652
Other	897	361
	1,598	1,013
Valuation allowance	(1,598)	(1,013)
Deferred tax assets, net of allowance	$-	$-

The difference between taxes computed by applying the U.S. federal corporate tax rate of 34% and the actual income tax provisions in 2010 and 2009 is primarily the result of establishing a valuation allowance on the deferred tax assets. The valuation allowance increased approximately $585,000 and $651,000 during 2010 and 2009, respectively.

     At December 31, 2010, we had a net operating loss carryforwards for federal income tax reporting purposes of approximately $2.1 million, which are available to offset future taxable income, and expire beginning in 2030 if not otherwise utilized. Our ability to use such net operating losses is dependent on future taxable income and could be subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

Note 8.  Commitments and Contingencies

Acxiom Corporation — In February 2010, we entered into a database license agreement with Acxiom Corporation under which we will license their InfoBase-X telephone directories commencing February 5, 2010 for an initial term of six months (“Initial Term”).  In October 2010, we amended our agreement with Acxiom whereby the Initial Term will extend for an additional six months.  Unless terminated, the license term automatically extends to a period of one year (“First One Year Term”), and will continue to automatically renew for successive one-year terms (“Renewal Term”) unless terminated by either party upon 30 days notice or for cause as defined in the agreement.  In consideration of the license grant, we will pay no fees for the Initial Term, and will pay annual minimum fees of $30,000 for the First One Year Term and any Renewal Term, payable monthly at a rate of $2,500 per month, plus certain additional per-click volume-based fees, based upon the following schedule:

Volume-
Based Fees
Up to 2,500,000	$-
2,500,001 – 5,000,000	0.010
5,000,001 – 7,500,000	0.008
7,500,001 – unlimited	-

infoUSA, Inc. — In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009. In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-day notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  We terminated this agreement effective January 19, 2010 and our remaining liability with InfoUSA, Inc. is $75,000 as of December 31, 2010.

Robert Half International —In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at December 31, 2010 and at approximately $87,000 at December 31, 2009.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000.00; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  We have not made the payments as indicated under the terms of the settlement and forbearance agreement and as a result, there is no assurance that Robert Half International will not pursue judgment against us.

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

Note 9.  Subsequent Events

In February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In March and April 2011, we issued fully vested five-year warrants to purchase an aggregate of 840,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant.

In the first quarter of 2011, an aggregate of 165,000 shares of our common stock were issued or issuable to consultants for services provided during the three months ended March 31, 2011.

In April 2011, we entered into a convertible promissory note in the amount of $10,000 together with two-year warrants to purchase 750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 9, 2010, the Board of Directors appointed Peterson Sullivan LLP (“PSCPA”) as Montavo’s independent auditors for the Company, replacing Malone & Bailey PC (“Malone”).

On April 9, 2010, the Company dismissed Malone, effective April 9, 2010.  The report of Malone on the Company’s financial statements for the years ended December 31, 2008 and 2007, and the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the years ended December 31, 2008 and 2007, and through April 9, 2010, there have been no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Malone’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.  For the years ended December 31, 2008 and 2007, and through April 9, 2010, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management’s Assessment

Management has determined that, as of the December 31, 2010, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2010, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of December 31, 2010, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•

Remediation.  In April 2010, we retained accounting consultants to advise our company on improving internal controls and procedures.  In addition, we retained new legal counsel to advise on disclosure requirements and new independent registered public accountants to audit our financial statements.  Under the guidance of our CEO and new legal and financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.  In the second quarter of 2010, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2011.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•

Remediation.  We retained accounting consultants to assist the company in meeting its control objectives.

•

Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2011.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions.  The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•

Remediation.  As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2011.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2009 and 2010, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

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

•

Remediation.  As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2011.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at December 31, 2010, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•

Remediation.  As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•

Timing.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2011.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2010.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended December 31, 2010.

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

•

Timing.  Due to lack of financial resources, management was unable to fully implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2011.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $25,000 for the year ended December 31, 2011.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended December 31, 2010, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages, as of March 31, 2011, of each of our executive officers and directors:

Name	Age	Positions and Offices

Brook W. Lang	46	Chief Executive Officer of the Company since May 19, 2008, director since April 22, 2009

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

Summary Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for each of the years ended December 31, 2009 and 2010 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brook W. Lang (1) Chief Executive Officer and Director

	2009 2010	0 0	0 0	0 0	236,900(2) 173,300(4)	0 0	0 0	323,400 (3) 323,400 (3)	560,300 496,700

Brian Conte(5) Former Chief Development Officer	2009 2010	0 0	0 0	0 0	108,000 (6) 21,600(6)	0 0	0 0	73,300(7) 73,900(5)	181,300 95,500

(1)

On May 8, 2008, Brook W. Lang was appointed CEO and he was appointed to the Board of Directors on April 22, 2009.

(2)

Amount is the result of options to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 per share outside of his employment agreement.  Options to purchase 1,000,000 shares of our common stock were immediately vested as of the date of grant.  The remainder vested in monthly installments of 41,667 through June 2010.  The options have a term of ten years.  On December 31, 2009, we issued options under the 2009 Plan to purchase 7,500,000 shares of our common stock at an exercise price of $0.001 per share to our CEO pursuant to his employment agreement.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  The options have a term of ten years.  See Note 3 to Notes to Financial Statements for a description regarding the valuation methodology of stock based awards.

(3)

The company has retained a company called L & S, from which Mr. Lang receives compensation, for management services & expenses.  These management services and expenses incurred totaled approximately $323,000 in both 2009 and 2010.

(4)

Amount is the result of further vesting of options described in (2) above, as well as additional grants made pursuant to Mr. Lang’s employment contract during 2010.  Pursuant to the employment contract, we are required to issue Mr. Lang additional options to purchase shares of our common stock over a three-year period to maintain his percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  As a result of this provision, options to purchase 691,360, 739,729, 1,345,000 and 125,641 shares of our common stock at an exercise price of $0.001 were granted to Mr. Lang as of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  The options were fully vested on the date of grant.

(5)

Brian Conte was appointed Chief Development Officer in May 2008.  Effective September 13, 2010, Mr. Conte no longer serves as the Company’s Chief Development Officer.  Mr. Conte was compensated as a consultant.

(6)

Amount is the result of options to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share. Options to purchase 333,333 shares of our common stock were immediately vested as of the date of grant.  The remainder vested in monthly installments through beginning June 1, 2008 through June 2010.  The options have a term of ten years.

(7)

On May 19, 2009, we issued 1,333,333 shares of our common stock to Mr. Conte for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.

Narrative Disclosure to the Summary Compensation Table

Brook W. Lang Employment Agreement

In June 2009, we entered into an employment agreement (the “Lang Agreement”) with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in the company’s common stock on a fully diluted basis at 10% of the Company.  In December 2010, the provision with respect to the requirement to issue the CEO additional options to purchase shares of our common stock to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company was extended additional 12-months.

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

Although Mr. Lang has an employment agreement, as discussed above, the Company has retained a company called L & S, from which Mr. Lang receives compensation, for management services & expenses.  These management services and expenses incurred totaled approximately $323,000 in both 2009 and 2010.  Mr. Lang does not receive a salary or bonus as an employee from the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Brook W. Lang	691,360(1) 739,729(1) 1,345,000(1) 125,641(1) 1,500,000(2) 3,000,000(3)	0 0 0 0 0 4,500,000	0 0 0 0 0 0	$0.001 $0.001 $0.001 $0.001 $0.001 $0.001	3/31/2020 6/30/2020 9/30/2020 12/31/2020 5/15/2019 12/31/2019	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0

Brian Conte(4)	1,000,000(5)	0	0	$0.001	5/15/2019	0	0	0	0

(1)

Pursuant to the employment contract, we are required to issue Mr. Lang additional options to purchase shares of our common stock over a three-year period to maintain his percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  As a result of this provision, options to purchase 691,360, 739,729, 1,345,000 and 125,641 shares of our common stock at an exercise price of $0.001 were granted to Mr. Lang as of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  The options were fully vested on the date of grant.

(2)

The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.

(3)

The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.

(4)

Brian Conte is our former Chief Development Officer.

(5)

The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, the names, addresses and number of shares of our common stock beneficially owned by (i) all stockholders known to us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

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

Percentage ownership in the following table is based on 71,282,241 shares of common stock outstanding on March 31, 2011.

PRINCIPAL STOCKHOLDER TABLE

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common	Brook W. Lang	7,776,730(1)	10.9%

(1)

Includes 7,776,730 shares of common stock issuable upon the exercise of options that vest within 60 days.  Excludes 4,125,000 shares of common stock issuable upon the exercise of options that do not vest within 60 days.  Mr. Lang does not have voting and dispositive control over the shares held by Tracie Lang.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
qEquity compensation plans approved by security holders	14,410,063	$0.004	20,589,937
Equity compensation plans not approved by security holders	-	-	-
Total	14,410,063	$0.004	20,589,937

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2010 and 2009, approximately $534,000 and $302,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

On May 19, 2009, we issued 1,333,333 shares of our common stock to our former Chief Development Officer for reduction of accounts payable of $100,000.  The shares when issued had an estimated fair value of approximately $173,300 based on the closing market prices on the issue dates, and as a result, we recorded additional expense of approximately $73,300 in the second quarter of 2009.  At December 31, 2010 and 2009, approximately $165,500 and $42,000, which represented amounts due to our CDO, were included in accounts payable – related parties on the accompanying balance sheet.

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

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2010 was $62,221.

Audit-Related Fees

We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended December 31, 2009 or 2010.

Tax Fees

We were not billed any fees by our auditors for professional services for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2009 and 2010.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended December 31, 2009 and 2010.

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

3.1.1	Certificate of Amendment (filed as Exhibit 3.1.1 to our Current Report on Form 8K filed with the SEC on August 29, 2008, and incorporated herein by reference).

3.1.2	Certificate of Amendment (filed as Exhibit 3.1 to our Current Report on Form 8K filed with the SEC on May 7, 2010, and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the 2000 Form 10-SB and incorporated herein by reference).

10.1	Employment Agreement with Craig Moody (filed as Exhibit 10.3 to our Current Report on Form 8K filed with the SEC on November 14, 2007, and incorporated herein by reference).

10.2	Mutual Release Agreement with Craig Moody (filed as Exhibit 10.2 to our Current Report on Form 8K filed with the SEC on May 9, 2008, and incorporated herein by reference).

10.3

Agreement between North Coast Partners, Inc. (now Montavo, Inc.) and North Coast Acquisition Corp. (filed as Exhibit 10.1 to our Current Report on Form 8K filed with the SEC on May 9, 2008, and incorporated herein by reference).

10.4	Asset Sale and Assignment Agreement (filed as Exhibit 10.3 to our Current Report on Form 8k filed with the SEC on August 29, 2008, and incorporated herein by reference).

10.5	Convertible Promissory Note dated August 28, 2008 (filed as Exhibit 10.4 to our Current Report on Form 8K filed with the SEC on August 29, 2008, and incorporated herein by reference).

10.6	Investment Agreement dated January 8, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8K filed with the SEC on January 19, 2010, and incorporated herein by reference).

10.7	Registration Rights Agreement dated January 8, 2010 (filed as Exhibit 10.2 to our Current Report on Form 8K filed with the SEC on January 19, 2010, and incorporated herein by reference).

10.8	Employment Agreement Brook Lang (filed as Exhibit 10.8 to our Annual Report on Form 10K filed with the SEC on April 15, 2010, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley*

* Exhibit filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2011

MONTAVO, INC.

By:  /s/ Brook W. Lang

       Chief Executive Officer, Chief Financial Officer,

       and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011

By:  /s/ Brook W. Lang

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