Form 10-Q
period 2011-03-31
Montavo, Inc.
filed 2011-05-23
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  x    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ¨     Accelerated filer  ¨     Non-accelerated filer  ¨      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☒

As of May 20, 2011, 71,282,241 shares of the registrant’s common stock were outstanding.

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I

Financial Information

Page

Item 1.

Financial Statements:

Condensed Balance Sheets as of March 31, 2011 (unaudited) and

December 31, 2010

4

Condensed Statements of Operations (unaudited)

for the three months ended March 31, 2011 and 2010 and for the period from inception to March 31, 2011………………………

5

Condensed Statement of Stockholders’ Equity (Deficit) (unaudited)

        for the period from inception to March 31, 2011………………………

6

Condensed Statements of Cash Flows (unaudited)

for the three months ended March 31, 2011 and 2010 and for the period from inception to March 31, 2011

7

Notes to Condensed Financial Statements (unaudited)

8

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

29

Item 4.

Controls and Procedures

32

Part II

Other Information

Item 1.

Legal Proceedings

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults Upon Senior Securities

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

Signatures

34

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Prepaid expenses and other assets	$10	$10

Total current assets	10	10

Total assets	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$545	$523
Accounts payable - related parties	567	534
Note payable to stockholder	25	25
Accrued interest	24	17
Convertible debt, net of discount of $74 and $89, respectively	161	119
Note payable	10	10
Embedded fair value derivative liabilities	117	233

Total current liabilities	1,449	1,461

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no
shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
400,000,000 shares authorized: 71,282,241 and 71,117,241 shares issued
and outstanding at March 31, 2011 and December 31, 2010, respectively	3,829	3,799
Deficit accumulated during the development stage	(5,268)	(5,250)

Total stockholders' equity (deficit)	(1,439)	(1,451)

Total liabilities and stockholders' equity (deficit)	$10	$10

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			December 23, 2004
			(Inception)
			To
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Operating expenses	$115	$434	$5,069

Loss from operations	(115)	(434)	(5,069)

Other income (expense):
Interest expense	(37)	(6)	(249)
Change in value of embedded fair value
derivative liabilities	134	2	50

Total other expense	97	(4)	(199)

Net loss	$(18)	$(438)	$(5,268)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding used in
computing net loss per share - basic and diluted	71,119,074	44,905,429

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception to March 31, 2011

(Unaudited)

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Compensation and other expense related to options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Compensation and other expense related to options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Compensation and other expense related to options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445
Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23
Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	2,978	(3,527)	(549)
Common stock issued or issuable for services in the first quarter of 2010	2,431,950	83	-	83
Common stock issued or issuable for services in the second quarter of 2010	4,092,500	83	-	83
Common stock issued or issuable for services in the third quarter of 2010	2,975,833	72	-	72
Common stock issued or issuable for services in the fourth quarter of 2010	11,767,500	192	-	192
Warrants issued for services	-	34	-	34
Common stock issued in settlement of accounts payable and for cash	2,980,991	67	-	67
Common stock issued for cash in the first quarter of 2010, net	3,250,000	40	-	40
Common stock issued as a fee for convertible notes payable	200,000	5	-	5
Compensation and other expense related to options	-	245	-	245
Net loss	-	-	(1,723)	(1,723)
Balance December 31, 2010	71,117,241	3,799	(5,250)	(1,451)
Common stock issued or issuable for services in the first quarter of 2011	165,000	6	-	6
Warrants issued for services	-	5	-	5
Compensation and other expense related to options	-	19	-	19
Net loss	-	-	(18)	(18)
Balance March 31, 2011	71,282,241	$ 3,829	$ (5,268)	$ (1,439)

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			December 23, 2004
			(Inception)
			To
	Three Months Ended March 31,		March 31,
	2011	2010	2011
	(in thousands)
Operating activities:
Net loss	$(18)	$(438)	$(5,268)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	30	1	114
Imputed interest on stockholder advances	-	-	5
Share-based payments of consulting and other expenses	30	171	2,114
Shares issued for modification of debt terms or as fee	-	3	43
Shares issued in excess of liabilities converted (accounted for as compensation)	-	-	85
Excess share value issued for conversion of accounts payable-related party	-	-	73
Change in value of embedded fair value derivative liabilities	(134)	(2)	(34)
Impairment loss on patent pending and software developed for internal use	-	-	400
Changes in operating assets and liabilities
Prepaid expenses and other assets	-	35	(10)
Accounts payable and accrued expenses	22	(2)	701
Accounts payable - related party	33	134	614
Accrued interest	7	1	67
Net cash used in operating activities	(30)	(97)	(1,096)
Investing activities:
Investment in patent	-	-	(45)
Net cash used in investing activities	-	-	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	-	-	25
Proceeds from sale of stock under Fuselier Holdings agreement (used to settle
accounts payable)	-	50	58
Stockholder contributions to capital	-	-	22
Proceeds from issuance of notes payable	30	7	847
Principal payments on notes payable	-	-	(121)
Proceeds from sale of common shares	-	40	310
Net cash provided by financing activities	30	97	1,141
Net decrease in cash	-	-	-
Cash - beginning of the period	-	-	-
Cash - end of the period	$-	$-	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$-	$-	$355
Shares retained by North Coast in reverse merger	$-	$-	$264
Shares issued to convert North Coast note payable and accrued interest	$-	$-	$354
Shares issued to convert accounts payable, accrued interest and notes payable	$-	$-	$864
Additional shares issued to Montavo stockholders in merger	$-	$-	$10
Shares issued in settlement of accounts payable	$-	$9	$183
Beneficial conversion feature - notes payable	$-	$-	$37
Convertible debt issued for accounts payable	$-	$-	$46

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and for the period from inception to March 31, 2011 (Unaudited)

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

Note 2.  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, we had a deficit accumulated during the development stage of approximately $5.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At March 31, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $1.4 million and no cash.

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

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any future period.

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

Financial Instruments and Fair Value —Our financial instruments consist of cash, accounts payable, accrued expenses, accounts payable -  related parties, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than accounts payable - related parties, note payable to stockholder and convertible notes payable approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to stockholder and accounts payable - related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the embedded derivative liabilities for price adjustable convertible debt and warrants which are further discussed below and in detail in Note 4. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Balance at March 31, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$117	—	—	$117

Total financial liabilities at fair value	$117	—	—	$117

	Balance at December 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$233	—	—	$233

Total financial liabilities at fair value	$233	—	—	$233

The following table is a roll forward for the three months ended March 31, 2011 of the embedded derivative fair value liabilities, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2011	$233

Embedded derivative fair value liabilities	18
Change in fair value included in net loss	(134)

Ending balance at March 31, 2011	$117

The following table is a roll forward for the three months ended March 31, 2010 of the embedded derivative fair value liability, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$4
Change in fair value included in net loss	(2)

Ending balance at March 31, 2010	$2

Embedded Derivative Liabilities — We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract are recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.   We use the Black-Scholes option-pricing model as our method of valuation for embedded fair value liabilities. Our determination of the fair value of embedded derivatives using the Black-Scholes model is affected by our stock price as well as highly subjective assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the contractual life of the underlying security and expected stock price volatility over the term (if the use of expected stock price volatility over the term has a material impact on the financial statements).   The valuation of embedded fair value derivative liabilities does not include the impact of adjustments for the probability of certain events occurring that would have an impact on the valuations since management believes the likelihood of those events occurring is remote.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following common stock equivalents have been excluded for all periods presented (in thousands), as of March 31:

In thousands:

	March 31,	March 31,
	2011	2010
Convertible notes	200	200
Stock options	14,410	12,229
Warrants	18,953	2,200
Total	33,563	14,629

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

In August, September, October and December 2010, we entered into convertible promissory notes in the aggregate amount of $77,500 together with two-year warrants to purchase 6,562,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

In September and October 2010, we transferred an aggregate of $45,000 of accounts payable due to our CEO to third parties.  These amounts were then converted into convertible promissory notes in aggregate principal amount of $45,000 together with two-year warrants to purchase 3,375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory notes at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

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

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $30,000, $1,000 and $114,000 during the three months ended March 31, 2011, 2010 and the period from inception to March 31, 2011, respectively.

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

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.  Interest expense related to this note was not material in the three months ended March 31, 2011 and 2010 and the period from inception to March 31, 2011.

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

On April 6, 2009, we entered into a convertible promissory note for $23,000 at a stated rate of 7% per annum. The note and related accrued interest were convertible into shares of our common stock at $0.10 per share beginning May 30, 2009. In April 2009, the notes and accrued interest were converted into 232,683 shares of common stock.

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provided that the conversion price of the notes be reduced in the event of subsequent financings. This provision expired as of September 8, 2010.  In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability was revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 162%, risk free rate of 3.4%, expected life of 1 year, dividend rate of 0% and we recorded a decrease in the fair value liability of approximately $2,400 as other income.  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.42%, expected life of 0.75 year, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $600 as other income.

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

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note was due on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $34,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.22%, expected life of 0.4 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $8,000 as other expense.  At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.18%, expected life of 0.1 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $21,100 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.09%, expected life of 0.001 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $10,900 as other expense. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.09%, expected life of 0.001 year, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $37,100 as other income.

On July 28, 2010, we entered into a promissory note for $10,200 at a stated interest rate of 10% per annum, or $12,000, whichever is higher.

In August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $16,800 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $38,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $11,700 for the three months ended December 31, 2010 as other income.  At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $26,200 for the three months ended March 31, 2011 as other income.

In August 2010, we entered into a promissory note for $1,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.  In December 2010, we entered into a convertible promissory note with the same holder in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and the April promissory note for $3,000, the August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 2 years, dividend yield of 0.0%.  We recorded an increase in the fair value liability of approximately $3,100 for the three months ended December 31, 2010 as other expense. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $16,600 for the three months ended March 31, 2011 as other income.

In September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $8,300 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $19,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0%.  We recorded a decrease in the fair value liability of approximately $5,900 for the three months ended December 31, 2010 as other income. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $13,100 for the three months ended March 31, 2011 as other income.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $1,900 for the three months ended December 31, 2010 as other expense.  At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $16,400 for the three months ended March 31, 2011 as other income.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $12,300 for the three months ended December 31, 2010 as other expense. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $24,600 for the three months ended March 31, 2011 as other income.

In February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $15,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2011, stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 2 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was not material.

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $3,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2011, stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 2 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was not material.

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

Notes payable to stockholder, note payable and convertible debt consists of the following at March 31, 2011 and December 31, 2010 (amounts in thousands, except percentages):

March 31, 2011	December 31, 2010
12% Promissory note due to stockholder	$ 25	$ 25
10% Promissory note	10	10
18% Convertible Promissory note, in default (due 11/3/10)	40	40
12% Convertible Promissory note, due 8/3/11, net of discount of $3 and $4 at March 31, 2011 and December 31, 2010, respectively	17	16
12% Convertible Promissory note, due 8/5/11, net of discount of $1 and $3 at March 31, 2011 and December 31, 2010, respectively	9	7
15% Convertible Promissory note, due 9/8/2011, net of discount of $3 and $4 at March 31, 2011 and December 31, 2010, respectively	17	16
12% Convertible Promissory notes, due 9/8/11, net of discount of $6 and $10 at March 31, 2011 and December 31, 2010, respectively	24	20
12% Convertible Promissory note, due 10/5/11, net of discount of $13 and $19 at December 31, 2010 and December 31, 2009, respectively	12	6
12% Convertible Promissory note, due 10/13/11, net of discount of $7 and $11 at March 31, 2011 and December 31, 2010, respectively	18	14
12% Convertible Promissory note, due 12/3/11, net of discount of $6 and $8 at March 31, 2011 and December 31, 2010, respectively	2	-
12% Convertible Promissory note, due 12/22/11, net of discount of $4 and $5 at March 31, 2011 and December 31, 2010, respectively	1	-
12% Convertible Promissory note, due 12/29/11, net of discount of $19 and $25 at March 31, 2011 and December 31, 2010, respectively	6	-
12% Convertible Promissory note, due 2/8/12, net of discount of $12 and $0 at March 31, 2011 and December 31, 2010, respectively	13	-
12% Convertible Promissory note, due 3/30/12, net of discount of $3 and $0 at March 31, 2011 and December 31, 2010, respectively	2	-
	$ 196	$ 154

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

In the nine months ended September 30, 2008, we issued 44,375 shares of our common stock in connection with the bridge notes and accounted for the issuance as stock for cash totaling $1,114.  In September 2008, we converted the bridge notes, accrued interest and accounts payable totaling $864,288 into 1,670,600 shares of our common stock.  We issued an additional 169,400 shares of our common stock in excess of the original agreed upon conversion price and current market prices resulting in stock based compensation expense of $84,700.  In September 2008, we issued 1,169,000 shares of our common stock for upon exercise of options and warrants with an aggregate exercise price of $10,192.  We waived the exercise price resulting in stock based compensation expense of $10,192.  In September 2008, we issued 525,000 shares for services.  The shares were recorded at their fair value of $262,500 and the expense was recorded to general and administrative expense in the third quarter of 2008.  In September 2008, $70,050 of principal and $15,628 of interest related to notes payable which we assumed in connection with the reverse merger were converted to 700,000 shares of our common stock.

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

In April 2009, we issued 325,000 shares of our common stock to Wakabayashi Fund LLC for investor relations services.  The shares were recorded at a fair value of $81,250 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  In addition, pursuant to the consulting agreement dated April 1, 2009, we were to issue 162,500 shares of our common stock monthly for a period of four months on a performance-basis, and at management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.   As of March 31, 2011, no additional shares of our common stock are issuable relating to this consulting agreement.

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

In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of March 31, 2011 or December 31, 2010.

In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of March 31, 2011 or December 31, 2010.

In 2009, 190,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of $9,500 based on the closing price of our common stock on December 31, 2009 was recorded to operating expenses in 2009.

In 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of December 31,

2009, none of the software development services had been utilized, and accordingly these costs were recorded as prepaid expenses in our balance sheet as of that date.  During 2010, management determined that our ability to utilize this prepaid was impaired and accordingly we recorded a $90,000 reduction of the prepaid to operating expenses during 2010.

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

In February 2010, we entered into a one-year agreement with Moxie Ventures, Inc. for business development services.  Pursuant to the terms of the agreement, we will issue Moxie Ventures, Inc. $5,000 in shares of our common stock on a monthly basis, as determined by dividing $5,000 by the closing price of our common stock as of the first five trading days of each month, up to a maximum of 20,000 shares per month.  In addition, under the terms of the agreement, we will pay them certain cash success fees upon capital raising activities.  During 2010, an aggregate of 220,000 shares of our common stock were issuable under the agreement, and we recorded $55,000 in related operating expense.  In the first quarter of 2011, an additional 20,000 shares of our common stock were issuable under the terms of the agreement and we recorded $5,000 in operating expense.

In March 2010, in connection with the promissory note transaction described in Note 4, we also entered into an advisory services agreement with the noteholder, pursuant to which we will issue him 150,000 shares of our common stock over a period of 12 months for services rendered under the agreement.  In the first quarter of 2010, 12,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of $375 during the three months ended March 31, 2010 related to the value of the shares based on the closing price of our common stock on March 31, 2010.  In the second quarter of 2010, 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of approximately $570 for the three months ended June 30, 2010, related to the value of the shares based on the closing price of our common stock on June 30, 2010.  In the third quarter of 2010, 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded expense of approximately $900 for the three months ended September 30, 2010, related to the value of the shares based on the closing price of our common stock on September 30, 2010.  In the fourth quarter of 2010, an additional 37,500 shares were issued or issuable under the terms of the agreement and accordingly we recorded approximately $750 in operating expense based on the closing price of our common stock on December 31, 2010.  In the first quarter of 2011, an additional 25,000 shares were issued or issuable under the terms of the agreement and accordingly we recorded approximately $250 in operating expense based on the closing price of our common stock on March 31, 2011.  There are no additional shares issuable under the terms of this agreement.

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  In the second quarter of 2010, 45,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $675 based on the closing price of our common stock on June 30, 2010 was recorded to operating expenses in the second quarter of 2010.  In September 2010, we entered into a one-year agreement with a consultant for services.  Pursuant to the term of the agreement, we will issue the consultant 40,000 shares of our common stock on a monthly basis.  In the third quarter of 2010, 70,000 shares of our common stock were issued or issuable to a consultant for services provided.  The aggregate fair value of the shares of approximately $1,700 based on the closing price of our common stock on September 30, 2010 was recorded to operating expenses in the third quarter of 2010.  In the first quarter of 2011, 120,000 shares of our common stock were issued or issuable to a consultant for services provided under the terms of the agreement as described above.  The aggregate fair value of the shares of approximately $1,200 based on the closing price of our common stock on March 31, 2011 was recorded to operating expenses in the first quarter of 2011.

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

In April 2010, we entered into a nine-month agreement with a consultant for investor relations services.  Pursuant to the terms of the agreement, we issued the consultant 300,000 shares of our common stock upon signing of the agreement.  The aggregate fair value of the shares of approximately $12,000 based on the closing price of our common stock was recorded to operating expenses in the second quarter of 2010.  Under the terms of the agreement, an additional 200,000 shares of the agreement are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of March 31, 2011 or December 31, 2010.

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

In July 2010, we entered into a six-month consulting agreement for business advisory services, pursuant to which we will issue the consultant 100,000 shares of our common stock per month and pursuant to which 300,000 shares of our common stock were issued or issuable to the consultant for services provided as of September 30, 2010.  The aggregate fair value of the shares of approximately $7,000 based on the closing price of our common stock on September 30, 2010 was recorded to operating expenses in the third quarter of 2010.  In the fourth quarter of 2010, an additional 300,000 shares of our common stock were issued or issuable to the consultant for services provided.  The aggregate fair value of the shares of approximately $6,000 based on the closing price of our common stock on December 31, 2010 was recorded to operating expenses in the fourth quarter of 2010.  No further shares are issuable under this agreement.

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

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2011	2010
Expected dividend yield	*	0%
Risk free interest rate	*	3.27%
Expected stock volatility	*	162%
Expected option life	*	5.3 years
Fair value of options granted	*	$0.03

* There were no options granted during the three months ended March 31, 2011.

As of March 31, 2011, we had approximately $214,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.8 years.

As of March 31, 2011, there were 14,410,063 stock options outstanding with a weighted average exercise price of $0.004 per share and a weighted average remaining contractual life of 8.5 years. Of these, 10,065,063 stock options were exerciseable with a weighted average exercise price of $0.005 per share and weighted average remaining contractual life of 8.4 years.  The intrinsic value of stock options outstanding of $125,200 and exercisable of $85,900 at March 31, 2011 is based on the $0.01 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.01 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.01. The total fair value of options that vested during the three months ended March 31, 2011 and 2010, net of forfeitures, was approximately $6,200 and $88,000 respectively.

Non-Employee Stock Option Grants — In March, June, September and December 2010, we granted options under our 2009 Plan to purchase 691,360, 739,729, 1,345,000 and 125,641shares, respectively, of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  As the options were fully vested on the date of grant as described in Note 6, we recognized immediate expense of approximately $21,000, $11,000, $32,000 and $3,000, respectively, related to the fair value of the options.  The options have a 10-year term.

In January 2010, we issued options, pursuant to terms of a consulting agreement for software design services, to a consultant to purchase 55,000 shares of our common stock at an exercise price of $0.05 per share, of which options 10,000 vested immediately and the remainder vested in equal monthly installments of 5,000 options through September 2010 pursuant to the terms of the software design services contract.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our former Chief Development Officer, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through March 31, 2011, we recorded expense of approximately $129,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to Armada Capital, who is engaged in providing advisory services to the Company.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through March 31, 2011, we recorded expense of approximately $129,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 to Brook Lang, who was engaged in providing management services to the Company and is now the Company’s CEO.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through March 31, 2011, we recorded expense of approximately $195,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

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

  As discussed in Note 4, in August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $16,800 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $38,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $11,700 for the three months ended December 31, 2010 as other income.  At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $26,200 for the three months ended March 31, 2011 as other income.

As discussed in Note 4, in September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $8,300 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.53%, expected life of 2 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $19,000 for the three months ended September 30, 2010 as other expense.  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0%.  We recorded a decrease in the fair value liability of approximately $5,900 for the three months ended December 31, 2010 as other income. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $13,100 for the three months ended March 31, 2011 as other income.

As discussed in Note 4, in October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $1,900 for the three months ended December 31, 2010 as other expense.  At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $16,400 for the three months ended March 31, 2011 as other income.

As discussed in Note 4, in October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 1.75 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $12,300 for the three months ended December 31, 2010 as other expense. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $24,600 for the three months ended March 31, 2011 as other income.

As discussed in Note 4, in December 2010, we entered into a convertible promissory note in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and an April promissory note for $3,000, an August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At December 31, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.02, volatility of 162%, risk-free rate of 0.61%, expected life of 2 years, dividend yield of 0.0%.  We recorded an increase in the fair value liability of approximately $3,100 for the three months ended December 31, 2010 as other expense. At March 31, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 1.50 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $16,600 for the three months ended March 31, 2011 as other income.

As discussed in Note 4, in February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $15,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2011, stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 2 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was not material.

As discussed in Note 4, in March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $3,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At March 31, 2011, stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 2 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was not material.

In March 2011, we issued fully vested five-year warrants to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant. The warrants were recorded as expense in the first quarter of 2011 at their fair value of approximately $4,700, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.01, volatility of 162%, risk free rate of 0.80%, expected term of 5 years, dividend yield of 0.0%.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.

The following summarizes warrant activity during the three months ended March 31, 2011 (in thousands):

Warrants outstanding, December 31, 2010	16,223
Warrants issued	2,730
Warrants exercised	—
Warrants expired	—

Warrants outstanding, March 31, 2011	18,953

Weighted average exercise price, March 31, 2011	$0.04

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

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  In December 2010, the provision with respect to the requirement to issue the CEO additional options to purchase shares of our common stock to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company was extended additional 12-months.  As a result of this provision, as previously discussed at Note 5, options to purchase 691,360, 739,729, 1,345,000 and 125,641 shares of our common stock at an exercise price of $0.001 were granted pursuant to our CEO’s employment contract as of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  The options were fully vested on the date of grant.

Prior to his employment agreement, we recorded management fees totaling $219,923 to the CEO for his services rendered during the year ended December 31, 2008.  At March 31, 2011 and December 31, 2010, approximately $567,000 and $534,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

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

infoUSA, Inc. — In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009. In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-day notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  We terminated this agreement effective January 19, 2010 and our remaining liability with infoUSA, Inc. is $75,000 as of March 31, 2011.

Robert Half International —In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at both March 31, 2011 and December 31, 2010.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000.00; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  We have not made the payments as indicated under the terms of the settlement and forbearance agreement and as a result, there is no assurance that Robert Half International will not pursue judgment against us.

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

Note 9.  Subsequent Events

In April 2011, we issued fully vested five-year warrants to purchase an aggregate of 360,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant.

In April 2011, we entered into convertible promissory notes in the aggregate amount of $7,000 together with two-year warrants to purchase 525,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory notes at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In April 2011, we entered into a convertible promissory note in the amount of $3,000 together with two-year warrants to purchase 225,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $750,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In May 2011, we entered into convertible promissory notes in the aggregate amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory notes at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2011, we had a deficit accumulated in the development stage of approximately $5.3 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At March 31, 2011, we had a working capital deficit (current assets less current liabilities) of $1.4 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $30,000, $97,000 and $1,096,000 in our operating activities in the three months ended March 31, 2011 and 2010 and the period from inception to March 31, 2011, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately nil, nil and $45,000 in the three months ended March 31, 2011and 2010 and the period from inception to March 31, 2011, respectively. Changes in cash from investing activities are due to investment in patent.  We no longer capitalize our patent expenditures.

Our financing activities provided cash of approximately $30,000, $97,000 and $1,141,000 in the three months ended March 31, 2011 and 2010 and the period from inception to March 31, 2011, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable.

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

In April 2011, we entered into convertible promissory notes in the aggregate amount of $7,000 together with two-year warrants to purchase 525,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory notes at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In April 2011, we entered into a convertible promissory note in the amount of $3,000 together with two-year warrants to purchase 225,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $750,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In May 2011, we entered into convertible promissory notes in the aggregate amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory notes at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2010 and 2009, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit.  These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comparison of the Three Months Ended March 31, 2011, to the Three Months Ended March 31, 2010

We had no revenues in the three months ended March 31, 2011 and 2010.  In the three months ended March 31, 2011 and 2010, we incurred net losses of approximately $18,000 and $438,000, respectively.  Operating expenses decreased from $434,000 in the three months ended March 31, 2010 to $115,000 in the three months ended March 31, 2011, due primarily to non-recurring stock-based consulting expenses incurred in the prior year and higher professional (primarily legal) fees.

We expect that operating expenses will increase in 2011 as we implement our growth strategy.

Interest expense was $6,000 in the prior year compared to $37,000 in the current year quarter.  Interest expense relates to convertible notes and amortization of debt discounts.

We recorded change in embedded fair value derivative liability of $134,000 in the current year quarter compared to $2,000 in the prior year quarter.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Brook W. Lang, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the second fiscal quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K, filed with the Commission on April 15, 2010, we are involved in one legal action.  In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at both March 31, 2011 and December 31, 2010.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  As of March 31, 2011, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2011 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

Dated:  May 23, 2011

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