Form 10-Q
period 2011-06-30
Montavo, Inc.
filed 2011-08-22
CIK 1092800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ¨     Accelerated filer  ¨     Non-accelerated filer  ¨      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☒

As of August 12, 2011, 71,402,241 shares of the registrant’s common stock were outstanding.

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I

Financial Information

Page

Item 1.

Financial Statements:

Condensed Balance Sheets as of June 30, 2011 (unaudited) and

December 31, 2010

4

Condensed Statements of Operations (unaudited)

for the three and six months ended June 30, 2011 and 2010 and for the period from inception to June 30, 2011………………………

5

Condensed Statement of Stockholders’ Equity (Deficit) (unaudited)

        for the period from inception to June 30, 2011………………………

6

Condensed Statements of Cash Flows (unaudited)

for the six months ended June 30, 2011 and 2010 and for the

period from inception to June 30, 2011

7

Notes to Condensed Financial Statements (unaudited)

8

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

29

Item 4.

Controls and Procedures

32

Part II

Other Information

Item 1.

Legal Proceedings

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults Upon Senior Securities

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

Signatures

34

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Prepaid expenses and other assets	$10	$10

Total current assets	10	10

Total assets	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$550	$523
Accounts payable - related parties	612	534
Note payable to stockholder	25	25
Accrued interest	32	17
Convertible debt, net of discount of $61 and $89, respectively	221	119
Note payable	10	10
Embedded fair value derivative liabilities	131	233

Total current liabilities	1,581	1,461

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no
shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.001 par value;
400,000,000 shares authorized: 71,402,241 and 71,117,241 shares issued
and outstanding at June 30, 2011 and December 31, 2010, respectively	3,882	3,799
Deficit accumulated during the development stage	(5,453)	(5,250)

Total stockholders' equity (deficit)	(1,571)	(1,451)

Total liabilities and stockholders' equity (deficit)	$10	$10

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					December 23, 2004
					(Inception)
					To
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2011	2010	2011	2010	2011

Operating expenses	$142	$309	$258	$743	$5,212

Loss from operations	(142)	(309)	(258)	(743)	(5,212)

Other income (expense):
Interest expense	(47)	(25)	(83)	(31)	(295)
Change in value of embedded fair value
derivative liabilities	4	(6)	138	(4)	54

Total other expense	(43)	(31)	55	(35)	(241)

Net loss	$(185)	$(340)	$(203)	$(778)	$(5,453)
Loss per common share - basic and diluted:
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding used in
computing net loss per share - basic and diluted	71,283,560	52,813,194	71,201,771	48,881,156

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception to June 30, 2011

(Unaudited)

	Common Stock and		Deficit Accumulated	Total
	Additional Paid-in Capital		During the Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
	(in thousands, except share data)
Issuance of founder shares for cash, December 23, 2004	3,000,000	$ 71	$ -	$ 71
Balance December 31, 2004	3,000,000	71	-	71
Common stock issued for services in 2005	3,000,000	71	-	71
Options and warrants issued for services in 2005	-	4	-	4
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(197)	(197)
Balance December 31, 2005	6,000,000	147	(197)	(50)
Common stock issued for cash in 2006	59,375	2	-	2
Options and warrants issued for services in 2006	-	9	-	9
Compensation and other expense related to options and warrants	-	2	-	2
Common stock issued by stockholders on behalf of Montavo for loan
modification (accounted for as contribution of capital)	-	38	-	38
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(344)	(344)
Balance December 31, 2006	6,059,375	199	(541)	(342)
Common stock issued for cash in 2007	15,000	-	-	-
Options and warrants issued for services in 2007	-	1	-	1
Compensation and other expense related to options and warrants	-	2	-	2
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(227)	(227)
Balance December 31, 2007	6,074,375	203	(768)	(565)
Common stock issued for services in 2008	2,525,000	310	-	310
Common stock issued for cash in 2008	296,625	84	-	84
Compensation and other expense related to options and warrants	-	9	-	9
Common stock retained by North Coast in reverse merger	13,080,000	(264)	-	(264)
Common stock issued upon conversion of North Coast notes payable in 2008	1,398,841	250	-	250
Common stock issued upon conversion of Montavo notes payable, accrued
interest and accounts payable in 2008	1,840,000	949	-	949
Common stock issued upon exercise of options by waiving of exercise price
of options	1,169,000	10	-	10
Recapitalization	10,089,512	-	-	-
Imputed interest on stockholder advances	-	1	-	1
Net loss	-	-	(843)	(843)
Balance December 31, 2008	36,473,353	1,552	(1,611)	(59)
Common stock issued for cash in 2009	461,625	113	-	113
Common stock issued in settlement of accounts payable due to related party
in 2009	1,333,333	173	-	173
Common stock issued or issuable for services in 2009	2,771,906	445	-	445
Common stock issued upon conversion of note payable and related accrued
interest	91,281	18	-	18
Common stock issued upon conversion of notes payable and
accrued interest	232,683	23	-	23

Common stock issued in settlement of accounts payable	1,054,286	74	-	74
Issuance of units comprised of common stock and warrants for cash	1,000,000	25	-	25
Warrants issued for services	-	27	-	27
Options issued for services	-	485	-	485
Stockholder contribution of capital	-	5	-	5
Imputed interest on stockholder advances	-	1	-	1
Beneficial conversion feature of convertible debt	-	37	-	37
Net loss	-	-	(1,916)	(1,916)
Balance December 31, 2009	43,418,467	2,978	(3,527)	(549)
Common stock issued or issuable for services in the first quarter of 2010	2,431,950	83	-	83
Common stock issued or issuable for services in the second quarter of 2010	4,092,500	83	-	83
Common stock issued or issuable for services in the third quarter of 2010	2,975,833	72	-	72
Common stock issued or issuable for services in the fourth quarter of 2010	11,767,500	192	-	192
Warrants issued for services	-	34	-	34
Common stock issued in settlement of accounts payable and for cash	2,980,991	67	-	67
Common stock issued for cash in the first quarter of 2010, net	3,250,000	40	-	40
Common stock issued as a fee for convertible notes payable	200,000	5	-	5
Compensation and other expense related to options	-	245	-	245
Net loss	-	-	(1,723)	(1,723)
Balance December 31, 2010	71,117,241	3,799	(5,250)	(1,451)
Common stock issued or issuable for services in the first quarter of 2011	165,000	6	-	6
Common stock issued or issuable for services in the second quarter of 2011	120,000	1	-	1
Warrants issued for services	-	9	-	9
Compensation and other expense related to options	-	67	-	67
Net loss	-	-	(203)	(203)
Balance June 30, 2011	71,402,241	$ 3,882	$ (5,453)	$ (1,571)

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			December 23, 2004
			(Inception)
			To
	Six Months Ended June 30,		June 30,
	2011	2010	2011
	(in thousands)
Operating activities:
Net loss	$(203)	$(778)	$(5,453)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	63	20	147
Imputed interest on stockholder advances	-	-	5
Share-based payments of consulting and other expenses	83	335	2,167
Shares issued for modification of debt terms or as fee	-	5	43
Shares issued in excess of liabilites converted (accounted for as compensation)	-	-	85
Excess share value issued for conversion of accounts payable-related party	-	-	73
Change in value of embedded fair value derivative liabilities	(138)	4	(38)
Impairment loss on patent pending and software developed for internal use	-	-	400
Changes in operating assets and liabilities
Prepaid expenses and other assets	-	59	(10)
Accounts payable and accrued expenses	27	31	706
Accounts payable - related party	78	180	659
Accrued interest	15	3	75
Net cash used in operating activities	(75)	(141)	(1,141)
Investing activities:
Investment in patent	-	-	(45)
Net cash used in investing activities	-	-	(45)
Financing activities:
Proceeds from sale of units comprised of common stock and warrants	-	-	25
Proceeds from sale of stock under Fuselier Holdings agreement (used to settle
accounts payable)	-	58	58
Stockholder contributions to capital	-	-	22
Proceeds from issuance of notes payable	75	56	892
Principal payments on notes payable	-	(13)	(121)
Proceeds from sale of common shares	-	40	310
Net cash provided by financing activities	75	141	1,186
Net decrease in cash	-	-	-
Cash - beginning of the period	-	-	-
Cash - end of the period	$-	$-	$-

Supplemental disclosure:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Seller-financed software developed for internal use	$-	$-	$355
Shares retained by North Coast in reverse merger	$-	$-	$264
Shares issued to convert North Coast note payable and accrued interest	$-	$-	$354
Shares issued to convert accounts payable, accrued interest and notes payable	$-	$-	$864
Additional shares issued to Montavo stockholders in merger	$-	$-	$10
Shares issued in settlement of accounts payable	$-	$9	$183
Beneficial conversion feature - notes payable	$-	$-	$37
Convertible debt issued for accounts payable	$-	$-	$46

See notes to condensed financial statements

MONTAVO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and for the period from inception to June 30, 2011 (Unaudited)

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

Note 2.  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, we had a deficit accumulated during the development stage of approximately $5.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At June 30, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $1.6 million and no cash.

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

Note 3.  Summary of Critical Accounting Policies

Basis of Preparation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any future period.

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

Financial Instruments and Fair Value —Our financial instruments consist of accounts payable, accrued expenses, accounts payable -  related parties, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than accounts payable - related parties, note payable to stockholder and convertible notes payable approximate the recorded value based on the short-term nature of these financial instruments. The fair value of note payable to stockholder and accounts payable - related parties is presently undeterminable due to the related party nature of the obligations.

We currently measure and report at fair value the embedded derivative liabilities for price adjustable convertible debt and warrants which are further discussed below and in detail in Note 4. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Balance at June 30, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$131	—	—	$131

Total financial liabilities at fair value	$131	—	—	$131

	Balance at December 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Embedded fair value derivative liabilities	$233	—	—	$233

Total financial liabilities at fair value	$233	—	—	$233

The following table is a roll forward for the six months ended June 30, 2011 of the embedded derivative fair value liabilities, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2011	$233
Embedded derivative fair value liabilities	36
Change in fair value included in net loss	(138)

Ending balance at June 30, 2011	$131

The following table is a roll forward for the six months ended June 30, 2010 of the embedded derivative fair value liability, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2010	$4
Embedded derivative fair value liabilities	34
Change in fair value included in net loss	4

Ending balance at June 30, 2010	$42

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following common stock equivalents have been excluded for all periods presented (in thousands), as of June 30:

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

In August, September, October and December 2010, we entered into convertible promissory notes in the aggregate amount of $122,500 together with two-year warrants to purchase 9,937,500 shares of our common stock at an exercise price of $0.02 per share, for cash of $77,500 and transfer to third parties of accounts payable due to our CEO of $45,000 (later converted into convertible promissory notes).  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

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

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. The shares issuable under the notes are excluded from the table above as the note is convertible at a variable conversion price.  See Note 4.

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

In April, May and June 2011, we entered into convertible promissory notes in the aggregate amount of $41,500 together with two-year warrants to purchase 3,112,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  The shares issuable under the notes are excluded from the table above as the notes are convertible at a variable conversion price.  See Note 4.

Debt Discounts —Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Amortization of debt discounts was $33,000 and $1,000 during the three months ended June 30, 2011 and 2010, respectively and total amortization of debt discounts amounted to approximately $63,000, $20,000 and $147,000 during the six months ended June 30, 2011, 2010 and the period from inception to June 30, 2011, respectively.

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

Note 4.   Notes Payable

In September 2008, we entered into a promissory note with a stockholder in the principal amount of $25,000 with a stated interest rate of 12%.  Interest expense related to this note was not material in the three months ended June 30, 2011 and 2010 and the period from inception to June 30, 2011.

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

On September 8, 2009, we entered into a convertible promissory note for $20,000 at a stated interest rate of 15%. The promissory note is due within twenty-four months after date of issue, and on demand thereafter. The note is convertible into shares of our common stock at $0.10 per share.  Terms of the convertible note provided that the conversion price of the notes be reduced in the event of subsequent financings. This provision expired as of September 8, 2010.  In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $12,330 at issuance.  The fair value liability was revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).    At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.42%, expected life of 0.75 year, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $600 and $3,000 as other income during the three and six months ended June 30, 2010, respectively.

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

On May 4, 2010, we entered into a convertible promissory note for $40,000 at a stated interest rate of 12%.  The note was due on November 3, 2010, and carries a default rate of interest of 18%.  The note is convertible into shares of our common stock at a variable conversion price, such that the average of the lowest Trading Prices (as determined by averaging the highest closing bid and lowest closing ask prices) of the Company’s common stock as listed on the OTCBB during the five (5) trading day period ending one (1) day prior to the date the conversion notice is sent by the holder to the Company multiplied by 35%. In accordance with the authoritative guidance related to convertible notes with down-round protection, we recorded a fair value liability for price adjustable convertible notes of $34,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2010, the Black-Scholes assumptions utilized were as follows:  stock price of $0.015, volatility of 162%, risk-free rate of 0.22%, expected life of 0.4 year, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $8,000 as other expense for the three months ended June 30, 2010.    At June 30, 2011, the embedded derivative fair value liability did not materially change.

On July 28, 2010, we entered into a promissory note for $10,200 at a stated interest rate of 10% per annum, or $12,000, whichever is higher.

In August and September 2010, we entered into convertible promissory notes in the aggregate amount of $40,000 together with two-year warrants to purchase 3,750,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $16,800 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.19%, expected life of 1.25 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $1,800 and $28,000 for the three and six months ended June 30, 2011, respectively, as other income.

In August 2010, we entered into a promissory note for $1,000 at a stated interest rate of 8% per annum, payable upon demand by the holder.  In December 2010, we entered into a convertible promissory note with the same holder in the aggregate amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share, whereby we received $20,000 in cash and the April promissory note for $3,000, the August $1,000 promissory note and $1,000 in accounts payable to the same party were settled.  The December 2010 promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.45%, expected life of 1.5 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $1,000 and $17,600 for the three and six months ended June 30, 2011, respectively, as other income.

In September 2010, we transferred $20,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $20,000 together with two-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $8,300 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.19%, expected life of 1.25 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $1,000 and $14,100 for the three and six months ended June 30, 2011, respectively, as other income.

In October 2010, we transferred $25,000 of accounts payable due to our CEO to a third party.  These amounts were then converted into a convertible promissory note for $25,000 at a stated interest rate of 12%, together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share. The promissory note is due within one year.   Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $25,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).    At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.45%, expected life of 1.25 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $1,100 and $17,500 for the three and six months ended June 30, 2011, respectively, as other income.

In October and December 2010, we entered into convertible promissory notes in the aggregate amount of $37,500 together with two-year warrants to purchase 2,812,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the notes are due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holders may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of $28,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.19%, expected life of 1.25 years, dividend yield of 0.0% and we recorded an increase in the fair value liability of approximately $24,600 for the three months ended June 30, 2011 as other expense, and a decrease in the fair value liability of approximately $1,700 for the six months ended June 30, 2011 as other income.

In February 2011, we entered into a convertible promissory note in the amount of $25,000 together with two-year warrants to purchase 1,875,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $950,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.  In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $15,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).    At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.45%, expected life of 1.5 years, dividend yield of 0.0% and we recorded a decrease in the fair value liability of approximately $1,000 six months ended June 30, 2011 as other income.  The change in fair value of the embedded derivative liability for the three months ended June 30, 2011 was not material.

In March 2011, we entered into a convertible promissory note in the amount of $5,000 together with two-year warrants to purchase 375,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $3,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows:  stock price of $0.01, volatility of 162%, risk-free rate of 0.80%, expected life of 2 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability for the three months ended June 30, 2011 was not material.

In April 2011, we entered into a convertible promissory note in the amount of $3,000 together with two-year warrants to purchase 225,000 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $750,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $750,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. . In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $1,500 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.45%, expected life of 1.75 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was not material.

In April, May and June 2011, we entered into convertible promissory notes in the aggregate principal amount of $41,500 together with two-year warrants to purchase 3,112,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement. In accordance with the authoritative guidance related to instruments with down-round protection, we recorded a fair value liability of approximately $16,000 at issuance.  The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  At June 30, 2011, the Black-Scholes assumptions utilized were as follows: stock price of $0.01, volatility of 162%, risk-free rate of 0.45%, expected life of 2.0 years, dividend yield of 0.0%.  The change in fair value of the embedded derivative liability was approximately $4,200 for the three months ended June 30, 2011.

Notes payable to stockholder, note payable and convertible debt consists of the following at June 30, 2011 and December 31, 2010 (amounts in thousands, except percentages):

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

Common Stock Issuances — In 2009, we issued 400,000 shares of our common stock for future software development services valued at $100,000 based on the closing market price on the date of issuance of the shares, pursuant to a three-year contract with Treemo, Inc.  As of December 31, 2009, none of the software development services had been utilized, and accordingly these costs were recorded as prepaid expenses in our balance sheet as of that date.  During 2010, management determined that our ability to utilize this prepaid was impaired and accordingly we recorded a $90,000 reduction of the prepaid to operating expenses during 2010.

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

In the first quarter of 2010, 75,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $2,000 based on the closing price of our common stock on March 31, 2010 was recorded to operating expenses in the first quarter of 2010.  In the second quarter of 2010, 45,000 shares of our common stock were issued or issuable to consultants for services provided.  The aggregate fair value of the shares of approximately $675 based on the closing price of our common stock on June 30, 2010 was recorded to operating expenses in the second quarter of 2010.  In September 2010, we entered into a one-year agreement with a consultant for services.  Pursuant to the term of the agreement, we will issue the consultant 40,000 shares of our common stock on a monthly basis.  In the third quarter of 2010, 70,000 shares of our common stock were issued or issuable to a consultant for services provided.  The aggregate fair value of the shares of approximately $1,700 based on the closing price of our common stock on September 30, 2010 was recorded to operating expenses in the third quarter of 2010.  In the first quarter of 2011, 120,000 shares of our common stock were issued or issuable to a consultant for services provided under the terms of the agreement as described above.  The aggregate fair value of the shares of approximately $1,200 based on the closing price of our common stock on March 31, 2011 was recorded to operating expenses in the first quarter of 2011.  In the second quarter of 2011, 120,000 shares of our common stock were issued or issuable to a consultant for services provided.  The aggregate fair value of the shares of approximately $1,200 based on the closing price of our common stock on June 30, 2011 was recorded to operating expenses in the second quarter of 2011.

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

In April 2010, we entered into a nine-month agreement with a consultant for investor relations services.  Pursuant to the terms of the agreement, we issued the consultant 300,000 shares of our common stock upon signing of the agreement.  The aggregate fair value of the shares of approximately $12,000 based on the closing price of our common stock was recorded to operating expenses in the second quarter of 2010.  Under the terms of the agreement, an additional 200,000 shares of the agreement are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2011 or December 31, 2010.

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

As of June 30, 2011, we had approximately $187,000 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.5 years.

As of June 30, 2011, there were 17,426,730 stock options outstanding with a weighted average exercise price of $0.003 per share and a weighted average remaining contractual life of 6.8 years. Of these, 10,660,063 stock options were exerciseable with a weighted average exercise price of $0.005 per share and weighted average remaining contractual life of 8.2 years.  The intrinsic value of stock options outstanding of $125,100 and exercisable of $91,400 at June 30, 2011 is based on the $0.01 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.01 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.01. The total fair value of options that vested during the three months ended June 30, 2011 and 2010, net of forfeitures, was approximately $47,000 and $78,000 respectively.   The total fair value of options that vested during the six months ended June 30, 2011 and 2010, net of forfeitures, was approximately $67,000 and $166,000 respectively.

Non-Employee Stock Option Grants — In 2010, we granted options under our 2009 Plan to purchase an aggregate of 2,901,730 shares of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  In June 2011, we granted options to purchase an additional 3,016,667 shares of our common stock at an exercise price of $0.001 pursuant to our CEO’s employment contract.  As the options were fully vested on the date of grant as described in Note 6, we recognized immediate expense of approximately $67,000 in 2010 and $30,000 in 2011, respectively, related to the fair value of the options.  The options have a 10-year term.

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

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to our former Chief Development Officer, who is engaged in software development.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2010, we recorded expense of approximately $129,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 to Armada Capital, who is engaged in providing advisory services to the Company.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2010, we recorded expense of approximately $129,800 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In June 2009, we issued options under our 2009 Plan to purchase 1,500,000 shares of our common stock at an exercise price of $0.001 to Brook Lang, who was engaged in providing management services to the Company and is now the Company’s CEO.  The options vested as follows:  1/3 vested immediately, and the remainder vested monthly over two years beginning June 1, 2008.  Through June 30, 2010, we recorded expense of approximately $195,000 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.13, volatility of 162%, risk free rate of 3.40%, expected term of 5.75 years, dividend yield of 0.0%.  The options expire on May 15, 2019.

In August 2009, we issued options under our 2009 Plan to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to a consultant engaged in providing strategic advisory services to our company, of which options 20,000 vested immediately and the remainder vest in equal monthly installments of 5,000 options through August 2010 pursuant to the terms of the advisory services contract.  Through September 30, 2010, we recorded expense of approximately $6,400 related to the fair value of the options, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.11, volatility of 162%, risk free rate of 1.78%, expected term of three years, dividend yield of 0.0%.   The options expire on August 10, 2014.

Warrants — On May 10, 2010, we entered into an agreement with a consultant for financial and business advisory services.  Under the terms of the agreement, we issued a five-year fully-vested warrant to purchase up to 200,000 shares of our common stock at an exercise price of $0.01 and on May 31, 2010, we issued a five-year fully vested warrant to purchase up to 100,000 shares of our common stock at an exercise price to the consultant for services rendered under the agreement.  The warrants were recorded as expense in the second quarter of 2010 at their fair value of approximately $3,000, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.01, volatility of 162%, risk free rate of 2.26%, expected term of 5 years, dividend yield of 0.0%.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.  Additional warrants were granted during July and August 2010 to this consultant pursuant to the terms of the consulting agreement.  During July 2010, we issued five-year warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $0.01 per share for financial and advisory services to the same consultant.  The warrants were recorded as expense in the third quarter of 2010 at their fair value of approximately $6,000, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.01, volatility of 162%, risk free rate of 2.26%, expected term of 5 years, dividend yield of 0.0%.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.

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

  See discussion of warrants issued in connection with notes payable at Note 4, Notes Payable.

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

In April 2011, we issued fully vested five-year warrants to purchase an aggregate of 360,000 shares of our common stock at an exercise price of $0.001 per share for financial and advisory services to a consultant. The warrants were recorded as expense in the second quarter of 2011 at their fair value of approximately $4,300, which was determined using the Black-Scholes model using the following assumptions:  stock price of $0.01, volatility of 162%, risk free rate of 1.79%, expected term of 5 years, dividend yield of 0.0%.  We evaluated the warrants and determined that the warrants do not contain any provisions equivalent to net-cash settlement provisions, and accordingly are accounted for as equity.

The following summarizes warrant activity during the six months ended June 30, 2011 (in thousands):

Warrants outstanding, December 31, 2010	16,223
Warrants issued	6,427
Warrants exercised	—
Warrants expired	—

Warrants outstanding, June 30, 2011	22,650

Weighted average exercise price, June 30, 2011	$0.03

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

In June 2009, we entered into an employment agreement with our CEO, pursuant to which, among other things, the CEO will be entitled to annual base compensation at up to $196,000, an annual bonus of up to 50% of base compensation (with actual amount to be determined by our board of directors) and a grant of options to purchase 7,500,000 shares of our common stock.  The options vest in 1/60 monthly installments beginning January 1, 2009, over a period of five years.  Pursuant to the employment contract, we are also required to issue the CEO additional options to purchase shares of our common stock over a three-year period to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company.  In December 2010, the provision with respect to the requirement to issue the CEO additional options to purchase shares of our common stock to maintain the executive’s percentage ownership in our common stock on a fully diluted basis at 10% of the Company was extended additional 12-months.  As a result of this provision, as previously discussed at Note 5, options to purchase an aggregate of 2,901,730 and 3,016,667 shares of our common stock at an exercise price of $0.001 were granted pursuant to our CEO’s employment contract in 2010 and 2011, respectively.  The options were fully vested on the date of grant.

At June 30, 2011 and December 31, 2010, approximately $612,000 and $534,000, which represented amounts due to our CEO, were included in accounts payable - related parties on the accompanying balance sheet.

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

infoUSA, Inc. — In April 2009, we entered into a three-year database license agreement with infoUSA, Inc. under which we licensed their Yellow Pages database commencing April 15, 2009. In consideration of the license grant, we will pay the greater of royalties calculated at $0.15 per user per month or calculated based on transaction volume, or annual minimum license fees of $100,000 for the first year and $125,000 for the second year of the agreement and thereafter.  The agreement automatically renews for an additional two year term unless terminated upon 60-day notice by either party.  Minimum fees under this agreement totaled $67,000 through December 31, 2009.  The remaining first year fees of $33,000 were due as of March 31, 2010.  We terminated this agreement effective January 19, 2010 and our remaining liability with infoUSA, Inc. is $75,000 as of June 30, 2011.

Robert Half International —In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at both June 30, 2011 and December 31, 2010.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  We have not made the payments as indicated under the terms of the settlement and forbearance agreement and as a result, there is no assurance that Robert Half International will not pursue judgment against us.

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

Wakabayashi Fund LLC – In April 2009, we issued 325,000 shares of our common stock to Wakabayashi Fund LLC for investor relations services.  The shares were recorded at a fair value of $81,250 based on the price of our common stock in recent stock sales and the expense was recorded to operating expenses during the second quarter of 2009.  In addition, pursuant to the consulting agreement dated April 1, 2009, we were to issue 162,500 shares of our common stock monthly for a period of four months on a performance-basis, and at management’s discretion, an additional 200,000 common shares may be issued as an incentive bonus.   As of June 30, 2011, no additional shares of our common stock are issuable relating to this consulting agreement.

Other – In 2009, we issued 5,000 shares of our common stock to a consultant for recruiting services provided.  The fair value of the shares of $1,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 20,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2011 or December 31, 2010.

In 2009, we issued 100,000 shares of our common stock to a consultant for consulting services provided.  The fair value of the shares of $20,000 was recorded to operating expenses in the fourth quarter of 2009.  An additional 100,000 shares are issuable to the consultant for future services pursuant to the terms of the contract, none of which were issuable as of June 30, 2011 or December 31, 2010.

Note 9.  Subsequent  Events

In July 2011, we entered into a convertible promissory note in the amount of $2,500 together with two-year warrants to purchase 187,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2011, we had a deficit accumulated in the development stage of approximately $5.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At June 30, 2011, we had a working capital deficit (current assets less current liabilities) of $1.6 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

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

Discussion of Cash Flows

We used cash of approximately $75,000 and $141,000, $1,141,000 in our operating activities in the six months ended June 30, 2011 and 2010 and the period from inception to June 30, 2011, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately nil, nil and $45,000 in the six months ended June 30, 2011and 2010 and the period from inception to June 30, 2011, respectively. Changes in cash from investing activities are due to investment in patent.  We no longer capitalize our patent expenditures.

Our financing activities provided cash of approximately $75,000, $141,000 and $1,186,000 in the six months ended June 30, 2011 and 2010 and the period from inception to June 30, 2011, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, proceeds from issuance of common stock and warrants and proceeds from issuance of convertible notes payable.

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

In April, May and June 2011, we entered into convertible promissory notes in the aggregate amount of $41,500 together with two-year warrants to purchase 3,112,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

In July 2011, we entered into a convertible promissory note in the amount of $2,500 together with two-year warrants to purchase 187,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

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

Comparison of the Three and Six Months Ended June 30, 2011, to the Three and Six Months Ended June 30, 2010

We had no revenues in the three and six months ended June 30, 2011 and 2010.  In the three months ended June 30, 2011 and 2010, we incurred net losses of approximately $185,000 and $340,000, respectively.  In the six months ended June 30, 2011 and 2010, we incurred net losses of approximately $203,000 and $778,000, respectively.  Operating expenses decreased from $309,000 and $743,000  in the three and six months ended June 30, 2010, respectively, to $142,000 and $258,000 in the three and six months ended June 30, 2011, respectively, due primarily to non-recurring stock-based consulting expenses incurred in the prior year and higher professional (primarily legal) fees.

We expect that operating expenses will increase in 2011 as we implement our growth strategy.

Interest expense was $25,000 in the prior year quarter compared to $47,000 in the current year quarter and $31,000 in the six months ended June 30, 2010 compared to $83,000 in the six months ended June 30, 2011.  Interest expense relates to convertible notes and amortization of debt discounts.

We recorded change in embedded fair value derivative liability of $4,000 and $138,000 in the current year quarter and year to date, respectively, as other income, compared to $6,000 and $4,000 in the prior year quarter and year to date, respectively, as other expense.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Brook W. Lang, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the second fiscal quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K, filed with the Commission on April 15, 2010, we are involved in one legal action.  In August 2009, Robert Half International sued us claiming unpaid fees for services rendered.  On February 24, 2010, a judgment was granted against us in the amount of $87,248.91, which amount bears interest at 12% per annum.  We have included the judgment, net of payment of approximately $15,000, in accounts payable at both June 30, 2011 and December 31, 2010.  On June 24, 2010, we entered into a settlement and forbearance agreement with Robert Half International, whereby Robert Half International agreed not to pursue the judgment against us as long as we continued to make payments as follows:  on August 1, 2010, $10,000; and $10,000 thereafter on the first day of every month until the amount of $74,000 is paid in full.  As of June 30, 2011, we were not a party to any other pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended June 30, 2011 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

In April, May and June 2011, we entered into convertible promissory notes in the aggregate amount of $41,500 together with two-year warrants to purchase 3,112,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory notes bear interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory notes contain an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreements, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended June 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended:

In July 2011, we entered into a convertible promissory note in the amount of $2,500 together with two-year warrants to purchase 187,500 shares of our common stock at an exercise price of $0.02 per share.  The promissory note bears interest at a rate of 12% per annum, and the note is due in one year.  Upon default, the interest rate is 18%.  As the Company is currently seeking to raise financing under a private placement transaction, the promissory note contains an optional conversion clause whereby, during a 30-day period after the completion of such private placement transaction raising in excess of $250,000, the holder may either convert the promissory note at the share price of such private placement transaction or demand repayment out of the proceeds of such financing.  Under the terms of the promissory note agreement, if the share price of the first $250,000 of such private placement is below $0.02 (the strike price of the warrants), the strike price of the warrants will be downward adjusted to such share price of the private placement.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 22, 2011

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